Form 10-Q
period 1993-11-30
EDWARDS A G INC
filed 1994-01-13
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                          _______________________

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1993           Commission file number 1-8527


                                  A.G. EDWARDS, INC.

        DELAWARE                                          43-1288229
State of Incorporation:                      I.R.S. Employer Identification  No.



                        One North Jefferson Avenue
                        St. Louis, Missouri  63103



Registrant's telephone number, including area code:  (314) 289-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No



At January 3, 1994, there were 59,596,287 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                            A.G. EDWARDS, INC.

                                   INDEX
                                                                 Page

     PART I.  FINANCIAL INFORMATION

                 Consolidated balance sheets                       1

                 Consolidated statements of earnings               2

                 Consolidated statements of
                      stockholders' equity                         3

                 Consolidated statements of cash flows             4

                 Notes to consolidated financial statements        5

                 Management's financial discussion               6 - 7


     PART II. OTHER INFORMATION                                    7

              SIGNATURES                                           8

                              A.G. EDWARDS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share amounts)
                                           (Unaudited)

                                                                      November 30,       February 28,
                                                                          1993              1993

ASSETS
Cash and cash equivalents                                             $   32,417         $   27,963

Cash and government securities, at market, segregated under
  federal and other regulations                                           45,760            286,239

Receivable from brokers and dealers                                      278,330            475,468

Receivable from customers, less allowance for doubtful accounts
   of $3,350 and $3,250                                                1,160,500            950,937

Securities inventory, at market:
  State and municipal                                                     85,523             87,418
  Government and agencies                                                 34,010             34,827
  Corporate                                                               38,725             27,503

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $121,414 and $106,760                             140,988            140,790

Other assets                                                              98,239             80,047
                                                                      ----------         ----------

                                                                      $1,914,492         $2,111,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                            $   22,300         $     -
Checks payable                                                           117,853            113,665
Payable to brokers and dealers                                           335,477            503,379
Payable to customers                                                     392,331            575,283
Securities sold but not yet purchased, at market                          11,222             10,576
Employee compensation and related taxes                                  249,830            244,226
Income taxes                                                               8,388             18,242
Other liabilities                                                         36,940             30,581
                                                                      ----------         ----------
   Total Liabilities                                                   1,174,341          1,495,952

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares, none issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 59,595,979 and 46,158,664 shares                               59,596             46,159

   Additional paid-in capital                                            149,566            125,328

   Retained earnings                                                     544,512            452,045

                                                                      ----------         ----------
                                                                         753,674            623,532

   Less - Unamortized expense of restricted stock awards                  13,523              8,292
                                                                      ----------         ----------

   Total Stockholders' Equity                                            740,151            615,240
                                                                      ----------         ----------

                                                                      $1,914,492         $2,111,192

See Notes to Consolidated Financial Statements.
                                    -1-


                                        A.G. EDWARDS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (In thousands, except per share amounts)
                                                      (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                    November 30                November 30
                                                 1993      1992             1993      1992
REVENUES:
  Commissions                                 $193,612   $141,934        $563,720   $424,159
  Principal transactions                        43,337     53,564         144,226    154,905
  Investment banking                            46,656     26,921         121,929     79,377
  Interest                                      18,903     15,498          54,837     48,139
  Other                                         24,764     20,979          71,837     62,156
                                              --------   --------        --------   --------
                                               327,272    258,896         956,549    768,736

EXPENSES:
  Compensation and benefits                    210,392    165,754         617,945    494,321
  Communications                                18,335     16,196          54,764     49,650
  Occupancy and equipment                       17,145     15,528          49,973     45,801
  Floor brokerage and clearance                  3,606      3,334          11,441     10,816
  Interest                                         249        405             971      1,685
  Other operating expenses                      12,663     12,209          40,408     34,584
                                              --------   --------        --------   --------
                                               262,390    213,426         775,502    636,857


EARNINGS BEFORE INCOME TAXES                    64,882     45,470         181,047    131,879

INCOME TAXES                                    23,770     16,790          66,240     48,860
                                              --------   --------        --------   --------
NET EARNINGS                                  $ 41,112   $ 28,680        $114,807   $ 83,019

Earnings per share                                $.67       $.49           $1.91      $1.44

Dividends per share                               $.14       $.10            $.38       $.31


Average common and common
 equivalent shares outstanding                  60,785     58,095          59,992     57,533

See Notes to Consolidated Financial Statements.

                                                                        -2-

                                                        A.G. EDWARDS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    NINE MONTHS ENDED NOVEMBER 30, 1993 AND 1992
                                                      (In thousands, except per share amounts)
                                                                    (Unaudited)

                                                                                                      Unamortized
                                                                            Additional                Expense of
                                                                    Common   Paid-in      Retained     Restricted      Treasury
                                                                     Stock   Capital      Earnings    Stock Awards       Stock
BALANCES, March 1, 1992                                            $44,466  $ 95,033     $357,244      $ (4,733)        $   0
 Net earnings                                                                              83,019
 Cash dividends -
      $.31 per share                                                                      (17,693)

 Treasury stock acquired                                                                                                  (21)

 Stock issued:
 Employee stock purchase/options                                     1,186    16,660                                      122
 Restricted stock                                                      388     9,798                    (10,054)         (101)

 Amortization of restricted
      stock awards                                                                                        4,907
                                                                   -------  --------    --------       --------         -----
BALANCES, November 30, 1992                                        $46,040  $121,491    $422,570       $ (9,880)        $   0


BALANCES, March 1, 1993                                            $46,159  $125,328    $452,045       $ (8,292)        $   0
 Net earnings                                                                            114,807
 Cash dividends -
      $.38 per share                                                                     (22,340)

 Treasury stock acquired                                                                                                   (9)

 Stock issued:
      Employee stock purchase/options                                1,134    22,780                                      427
      Restricted stock                                                 384    13,377                    (11,953)         (418)

 Amortization of restricted
      stock awards                                                                                        6,722

 Stock split -- 5-for-4                                             11,919   (11,919)
                                                                   -------  --------    --------       --------         -----
BALANCES, November 30, 1993                                        $59,596  $149,566    $544,512       $(13,523)        $   0

See Notes to Consolidated Financial Statements.

                                                                  A.G. EDWARDS, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (In thousands)
                                                                            (Unaudited)

                                                                                         Nine Months Ended November 30,
                                                                                               1993          1992
Cash Flows from Operating Activities:
     Net earnings                                                                            $ 114,807    $  83,019
     Noncash items included in earnings                                                         28,899       23,330
     Decrease in segregated cash and government securities                                     240,479      176,724
     Increase in net payable from brokers and dealers                                           29,236      216,052
     Increase in net receivable from customers                                                (392,515)    (434,223)
     (Increase) decrease in net securities inventory                                            (7,864)       9,950
     Net change in other assets and liabilities                                                (16,854)     (14,780)
                                                                                              --------     --------

  Net cash (used in) provided by operating activities                                           (3,812)      60,072

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell                                                        (51,209)
     Capital expenditures and other investments                                                (17,416)     (19,930)
                                                                                              --------      -------
  Net cash used in investing activities                                                        (17,416)     (71,139)

Cash Flows from Financing Activities:
     Net proceeds of bank loans                                                                 22,300
     Employee stock transactions                                                                25,731       17,968
     Cash dividends                                                                            (22,340)     (17,693)
     Other financing uses                                                                           (9)         (21)
                                                                                              --------     --------
  Net cash provided by financing activities                                                     25,682          254

Net Increase (Decrease) in Cash and Cash Equivalents                                             4,454      (10,813)
Cash and Cash Equivalents at March 1                                                            27,963       41,534
                                                                                              --------     --------
Cash and Cash Equivalents at November 30                                                      $ 32,417     $ 30,721

Income  tax  payments  totaled $80,172 and $54,442 during  the  nine  month period ended November 30, 1993 and 1992, respectively.

Interest  payments  totaled $948 and $1,659 during the  nine  month  period ended November 30, 1993 and 1992, respectively.

Supplemental disclosure of noncash financing activities - restricted  stock awarded,  net of forfeitures, totaled
$11,953 and $10,054 during  the  nine  month period ended November 30, 1993 and 1992, respectively.

See Notes to Consolidated Financial Statements.

                         A.G. EDWARDS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED NOVEMBER 30, 1993
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards,Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1993. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1993, are not necessarily indicative of the results for the year ending February 28, 1994.


COMMON STOCK:

All share amounts and share data have been restated to reflect a five for four stock split, effected in the form of a stock dividend, declared on November 19, 1993 and payable on January 3, 1994 to holders of record December 10, 1993.

Options to purchase 1,231,250 shares of common stock granted to employees under the Employee Stock Purchase Plan are exercisable October 1, 1994, at 85% of market price based on dates specified in the plan. Employees purchased 1,227,908 shares at $17.17 per share in October 1993.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule of the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 1993, Edwards' net capital of $460,094,000 was $437,300,000 in excess of the minimum required.

                    A.G. EDWARDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S FINANCIAL DISCUSSION


              NINE MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO
                    NINE MONTHS ENDED NOVEMBER 30, 1992

Results of Operations

The nine months ended November 30, 1993 saw a continuation of the high level of retail investor activity experienced during our last two fiscal years. The Dow Jones Industrial Average reached a new record high in November, while increasing 9% during the period to 3,684 from 3,371 at February 28, 1993. Trading volumes also increased with NYSE average daily volume rising 34% and Nasdaq volume increasing 47% over the same period last year. The number of branches and brokers increased to 486 and 5,095, which represent increases of 4% and 7%, respectively, compared with the same period last year.

Total revenues increased $188 million (24%) over last year, from $769 million to $957 million. Expenses were $776 million, an increase of $139 million (22%), resulting in profit margins of 12.0% in 1993 versus 10.8% in 1992.

Total commission revenue increased $140 million (33%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $63 million while mutual fund and insurance sales increased $53 million and $20 million, respectively. Stocks and mutual funds continue to offer clients potentially higher returns than those available from bank time deposits.
Insurance revenue rose due to increased demand for variable annuities caused by declining interest rates and higher tax rates.

Revenues from principal transactions decreased $11 million (7%). Debt sales, primarily government bonds, were down $19 million (14%) due to lower interest rates and a shift to mutual funds, variable annuities and other equity products which offer higher effective yields. This was partially offset by over-the-counter equity sales increasing $8 million (40%) as activity continues to be strong due to rising prices coupled with higher volume in the Nasdaq Market.

Investment banking revenue rose $43 million (54%) principally due to the increase in corporate equity and management fee revenues. Revenues from corporate equity issues increased $24 million (64%) due to the continued vigorous activity in initial public offerings. Management fees have also increased $14 million (87%) due to participation as manager or co-manager in a larger number of offerings this year.

Interest revenues increased $7 million (14%) due to higher customer receivables, partially offset by lower interest rates.

Other revenues increased $10 million (16%) due to an increase in fees received in connection with customer investments under professional management. Service fees have also increased due to a rise in the number of accounts and trades.

Compensation and benefits increased $124 million (25%) primarily from higher commission expense due to increased commissionable revenue and higher incentive related compensation caused by increased earnings. Salaries and related benefits also rose as a result of branch and home office expansion. Deferred compensation increased $14 million primarily due to an amendment to the Incentive Stock Plan for restricted stock awards. Beginning in fiscal 1994, the amount of the award is expensed in the current period and no longer amortized over the restriction period.

                    A.G. EDWARDS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S FINANCIAL DISCUSSION
                                (Continued)

Communication expense increased $5 million (10%) and occupancy and equipment expense increased $4 million (9%). Communication expense increased primarily due to higher postage and quote service costs caused by expansion, increased trade activity and rising quote service rates. Occupancy and equipment increased as a result of higher rental costs, real estate taxes and maintenance costs associated with computer equipment.

Interest expense decreased $.7 million (42%) due to the decrease in average bank loans coupled with lower interest rates.

Other expense rose $6 million (17%) primarily due to increased costs associated with litigation and higher publications and subscription expenses.

Liquidity and Capital Resources

No material changes have taken place since February 28, 1993 regarding the Company's liquidity, capital resources and overall financial condition.

             THREE MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO
                   THREE MONTHS ENDED NOVEMBER 30, 1992

Net earnings for the quarter ended November 30, 1993 were $41 million on revenues of $327 million compared to net earnings of $29 million on revenues of $259 million for the same period a year ago. Except for other expenses which were basically flat, the explanations of revenue and expense fluctuations presented in the results for the nine month period are generally applicable to the three months of operations.

                        PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

      There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1993.

Item 6:    Exhibits and Reports on 8-K

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended November 30, 1993.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         A.G. EDWARDS, INC.
                                            (Registrant)



     Date:  January 13, 1994             /s/ Benjamin F. Edwards, III
                                         ----------------------------
                                         BENJAMIN F. EDWARDS, III
                                         Principal Executive Officer



     Date:  January 13, 1994             /s/ David W. Mesker
                                         ----------------------------

                                         DAVID W. MESKER
                                         Principal Financial Officer