Form 10-K
period 1994-02-28
EDWARDS A G INC
filed 1994-05-26
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C.  20549
			      _____________________

				    FORM 10-K
		  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended February 28, 1994  Commission file number  1-8527


			       A.G. EDWARDS, INC.

State of Incorporation:  DELAWARE

I.R.S. Employer Identification No.:  43-1288229

			   One North Jefferson Avenue
			   St. Louis, Missouri  63103

Registrant's telephone number, including area code:  (314) 289-3000

Securities registered pursuant to Section 12(b) of the Act:

					      Name of each exchange
  Title of each class                           on which registered
COMMON STOCK, $1 PAR VALUE               NEW YORK STOCK EXCHANGE, INC.

RIGHTS TO PURCHASE COMMON STOCK          NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates was approximately $1.1 billion at May 2, 1994.

At May 2, 1994, there were 60,380,045 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

		       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 23, 1994 (the "Company's 1994 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

				     PART I

ITEM 1.    BUSINESS.

       (a) General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a holding company, incorporated in 1983, whose principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the Company) provide securities and commodities brokerage, asset management, insurance, trust, investment banking and other related financial services for individual, corporate, governmental and institutional customers.

Edwards' business, primarily with individual customers, is conducted through the fourth largest branch office network (based upon number of offices) in the United States, which consists of 491 offices (up from 474 in the prior year) in 48 states and the District of Columbia. At February 28, 1994, Edwards had 10,206 full-time employees (up from 9,487) including 5,195 investment brokers (up from 4,887) providing services for approximately 1,460,000 individual, corporate and institutional customers (up from 1,300,000). No single customer accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant.

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a futures commission merchant and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association
(NFA). A.G. Edwards Trust Company, a Missouri trust company, and its wholly-owned subsidiaries, AGE Asset Management and A.G. Edwards Asset Performance Monitor, provide investment advisory, portfolio management and trust services to individual and institutional customers. Two additional A.G. Edwards Trust Companies, located in Texas and New Jersey, respectively, also provide trust services to individual and institutional customers. Gull-AGE Capital Group, Inc. serves as general partner in 64 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985. Edwards Development Corporation is the sole general partner in Indianapolis Historic Partners (IHP), a partnership, in which Edwards owns the entire limited partnership interest. IHP purchased, renovated and now operates residential rental property in the Indianapolis, Indiana area.

       (b) Financial Information About Industry Segments

The Company operates in one principal line of business, that of providing investment services, including services to retail customers, institutional sales and investment banking. Because the Company's services use the same distribution personnel and facilities, and the same support services, it is impractical to identify the assets, costs, expenses, and profitability of any one class of service. The principal sources of revenue for the last three fiscal years are set forth in Item 6 of this Form 10-K.


       (c) Narrative Description of Business

Commissions, principal transactions and investment banking each accounted for 10% or more of the Company's consolidated revenues for one or more of the past three fiscal years. The amounts of the total revenue contributed by such services during the last three fiscal years are set forth in Item 6 of this Form 10-K.

The Company markets and distributes its products and services to individual, corporate and institutional customers in the 48 contiguous states and the District of Columbia through its branch office network, 5,195 investment brokers and 5,011 support employees.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 50% of total revenue in each of the last five years. The following briefly describes the Company's principal sources of commission revenue.

Listed and Over-the-Counter Securities. A significant portion of the Company's revenue is derived from commissions as a broker, generated on securities transactions executed by Edwards in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards' brokerage customers are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards' commission rate for brokerage transactions varies with the size and complexity of each transaction.

Options. Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities. These contracts primarily cover various common stocks and stock indexes. Edwards also holds memberships for trading on principal option exchanges.

Mutual Funds. Edwards distributes mutual fund shares in continuous offerings as well as new underwritings. Income from the sale of mutual funds is derived primarily from the standard dealer's discount which varies as a percentage of the customer's purchase price depending upon the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales, including distribution fees, continue to be a significant portion of overall revenues.

Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These include agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards' customer futures transactions are executed and cleared through Clearing. Nearly all transactions in futures contracts are executed requiring a relatively low margin deposit, usually 3% to 15% of the total contract amount. Consequently, the risk to the customer and resulting credit risk assumed by Edwards is substantial, generally greater than on securities transactions. To limit its exposure, Edwards requires customers to meet minimum net worth requirements and other established credit standards, in addition to the margin deposits. Additionally, regulations of some commodity exchanges limit the allowable upward or downward price fluctuations for each commodity on a given day. These restrictions on price fluctuations may preclude purchases or sales necessary to limit losses or realize gains.

Clearing, as a member of the clearing associations of principal commodity exchanges, has potentially significant exposure of its capital in the event other members default on their obligations to the clearing houses of such exchanges.


Insurance. As agent for several life insurance companies, Edwards distributes life insurance and tax-deferred annuities. Edwards also provides financial planning services to assist individuals in structuring financial portfolios to achieve their financial goals. In addition, the A.G. Edwards Life Insurance Company is licensed to issue life insurance policies under the laws of Missouri, but has not issued any to date.

Limited Partnership Interests. Edwards participates in offerings of various direct participation programs, typically in limited partnership form, on a best efforts basis. Principal types of programs offered include investments in real estate, oil and gas, and equipment leasing. Due to tax law changes, primarily the "Tax Reform Act of 1986", customer activity in this area is minimal.

PRINCIPAL TRANSACTIONS

Transactions with customers in the equity and fixed income over-the-counter markets may be effected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities for resale to customers. These securities are valued at market and unrealized gains or losses are included in the results of operations. Securities fluctuations may be sudden and sharp as a result of changes in market conditions. To the extent Edwards can correctly anticipate such changes, risks may be reduced by varying inventory levels or by use of hedging strategies.

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts. Activities in municipal underwriting include areas of specialization in financing of municipal projects such as infrastructure improvements, education, housing and health facilities. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its customers. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises customers in merger and acquisition activities and acts as agent in private placements.

Underwriting involves risk. As an underwriter, Edwards may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or a part of its commitment at less than the purchase price. Under federal and state securities laws, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. Generally, issuers agree to indemnify underwriters against such liabilities, but otherwise, underwriters are not specifically insured. In addition, the commitment of capital to underwriting may reduce Edwards' regulatory net capital position and, consequently, its underwriting participation may be limited by the requirement that it must at all times be in compliance with the net capital rule of the Securities and Exchange Commission (SEC).

Although it is generally more profitable to manage or co-manage an underwriting, as opposed to being a participant, managers generally commit to underwriting a greater portion of the offering than the other members of the underwriting group and consequently, managers assume a greater risk.

CUSTOMER FINANCING

Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to customers for a portion of the purchase price, with the customer's securities held as collateral. The amount of credit is limited by the initial margin regulations of the Federal Reserve Board. The current prescribed minimum initial margin is equal to 50% of the value of equity securities purchased. The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards' maintenance requirements generally exceed the exchanges' requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the customer's indebtedness before the collateral can be liquidated.

A substantial portion of the Company's assets and obligations result from transactions with customers who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with customer transactions is set forth in Note 9 of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" included in
Item 8 of this Form 10-K.

The customer is charged an interest rate based on the broker call loan rate plus an amount up to 2 1/2% depending on the amount of customer's borrowings during each interest period. Interest earned on these balances represents an important source of revenue for Edwards.

Although borrowings from banks, either unsecured or secured by customer collateral securities, are an available source of funds to carry customer margin accounts, the Company's stockholders' equity, cash received from loans of customers' collateral securities to other brokers, and, to the extent permitted by regulations, customer free credit balances, provide most of the funds required.

RESEARCH

Edwards provides both technical market analysis and fundamental analysis of numerous industries and individual securities for use by its customers. In addition, reviews and analysis of general economic conditions, along with asset allocation recommendations, are available to customers. These services are provided by Edwards' research analysts, economists and market strategists. Revenues from research activities are derived principally through resulting transactions on an agency or principal basis.

ADDITIONAL SERVICES

Edwards offers the Total Asset AccountTM which is an integrated financial services program that allows customers access to their assets through the use of a special debit card and checking services offered by a major bank. Customer assets consist of their margin securities and the value of their money market shares held with one of several money market mutual funds. This program includes automatic investment of free credit balances in one of these money market mutual funds. In addition, Edwards also offers the UltraAsset Account which combines enhanced features of the Total Asset AccountTM with special investment portfolio reports.

Edwards also provides a service for any customer, meeting certain minimum requirements, to have free credit balances automatically invested in one of several money market mutual funds. Interest is not paid on free credit balances held in customer accounts.





Through the Company's trust and asset management subsidiaries, Edwards' customers, with specific investment objectives, are offered managed account services. The trust companies also provide trust and custodial services for customers.

Edwards provides custodial services for customers' self-directed Individual Retirement Accounts and Keogh plans.

Edwards sponsors, from time to time, and acts as selling agent for commodity pool limited partnerships. These units are offered for sale by Edwards and other broker-dealers.

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous brokers-dealers, some of whom possess greater financial resources than the Company. Edwards competes for customers on the basis of price, the quality of its services, financial resources and reputation within the customers' communities. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and customers has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from insurance, real estate and other investment opportunities. It is likely that competition from commercial banks and their affiliates will intensify as these institutions continue to expand their brokerage service and underwriting activities.

REGULATION

Edwards, as a broker-dealer and futures commission merchant, and Clearing, as a futures commission merchant, are subject to various federal and state laws which specifically regulate their activities as a broker-dealer in securities and commodities, as an investment advisor, as an insurance agent and as a commodity clearing company. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of customer funds resulting from securities and commodities transactions and the extension
of credit to customers on margin transactions.   Infractions of these rules and
regulations may include suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Additional information regarding regulation is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" included in Item 8 of this Form 10-K.


Additionally, the three trust companies are regulated by banking laws of the states of Missouri, Texas and New Jersey, respectively. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. The Ceres Investment Company, a commodity pool operator and general partner of seven commodity pools sponsored by Edwards, is regulated by the CFTC and the NFA.


ITEM 2.    PROPERTIES.

The Company's headquarters, consisting of several buildings located at One North Jefferson Avenue, St. Louis, Missouri, contains approximately 1,100,000 square feet of general office space, as well as underground and surface parking. The buildings are located on approximately 650,000 square feet of land owned by the Company. The Company also owns approximately 430,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. The Company has announced plans to expand its home office facilities. The estimated cost of this expansion is $35,000,000. Also, the Company owns two of its branch office buildings and another office building which serves as a data processing facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 28, 1994, was $27,425,000.

ITEM 3.    LEGAL PROCEEDINGS.

   (a) Litigation

       The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, based on advice of counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial condition of the Company.

   (b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year Covered by This Report.

       Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1994.


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 2, 1994. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.


									   Year First
								       Appointed Executive
									 Officer of the
Name                      Age      Office & Title                            Company


Benjamin F. Edwards III    62    Chairman of the Board,                        1983
				 President and Chief Executive
				 Officer of the Company.
				 Chairman of the Board,
				 President and Chief Executive
				 Officer of Edwards.  Employee
				 of Edwards for 37 years.
				 Director of Edwards since 1967.

Robert G. Avis             62    Vice Chairman of the Board of                 1984
				 the Company.  Vice Chairman of
				 the Board, Executive Vice President,
				 Director of the Investment Banking
				 Division and Director of the Sales and
				 Marketing Division of Edwards.
				 Employee of Edwards for 28 years.
				 Director of Edwards since 1970.

Robert L. Bagby            50    Corporate Vice President,                     1991
				 Assistant Director of the Branch
				 Division and Central and Pacific
				 Coast Regional Officer of Edwards.
				 Employee of Edwards for 19 years.
				 Director of Edwards since 1979.

Robert C. Dissett          56    Corporate Vice President,                     1990
				 Assistant Treasurer and
				 Director of Operations of Edwards.
				 Employee of Edwards for 32 years.
				 Director of Edwards since 1973.

Alfred E. Goldman          60    Senior Vice President, Technical              1991
				 Market Analysis of Edwards.
				 Employee of Edwards for 34 years.
				 Director of Edwards since 1967.

Douglas L. Kelly           45    Secretary of the Company.  Vice President,    1994
				 Director of Law and Compliance of
				 Edwards.  Employee of Edwards for 4
				 months.  Director of Edwards since
				 January 1994.

Eugene J. King             62    Vice President, Controller and                1983
				 Assistant Treasurer of the Company.
				 Senior Vice President, Assistant
				 Treasurer, and Controller of Edwards.
				 Employee of Edwards for 23 years.
				 Director of Edwards since 1988.

David W. Mesker            62    Treasurer of the Company.  Treasurer,         1983
				 Senior Vice President and Director
				 of the Staff Division of Edwards.
				 Employee of Edwards for 32 years.
				 Director of Edwards since 1967.

Robert L. Proost           56    Vice President of the Company.  Corporate     1990
				 Vice President and Director of
				 Administration of Edwards.  Employee
				 of Edwards for 6 years.  Director of
				 Edwards since 1989.

David M. Sisler            62    Vice Chairman of the Board of the             1983
				 Company.  Vice Chairman of the Board,
				 Executive Vice President and Director of
				 the Branch Division of Edwards.  Employee
				 of Edwards for 31 years.  Director of
				 Edwards since 1970.

All of the above officers, except Mr. Kelly, have served as officers of Edwards during the past five years.  Mr. Kelly was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage practicing law in the corporate, commercial and securities areas for 20 years prior to his employment with the Company.

Benjamin F. Edwards III and Robert G. Avis are stepbrothers.


				     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

Quarterly Financial Information (Unaudited)


			      Cash        Stock Price                    Earnings        Net
			   Dividends     Trading Range      Revenues    Before Tax     Earnings     Earnings
			   Per Share      High -- Low    (In millions)(In millions) (In millions)  Per Share
Fiscal 1993 by Quarter
First                       $.10 1/3   21 3/8 -- 15 3/4     $252.6         $43.6        $27.4        $.48
Second                       .10 1/3   18 3/8 -- 13 3/4      257.3          42.8         26.9         .47
Third                        .10 1/3   20 3/4 -- 15          258.9          45.5         28.7         .49
Fourth                       .12       22 1/4 -- 18 1/4      305.7          58.1         36.4         .63
Fiscal 1994 by Quarter
First                       $.12       22 3/4 -- 18 3/8     $314.9         $59.4        $38.1        $.64
Second                       .12       22 1/4 -- 18          314.4          56.8         35.6         .60
Third                        .14       25 3/8 -- 21 1/4      327.3          64.9         41.1         .67
Fourth                       .14       24 3/8 -- 21 1/4      322.1          62.5         40.1         .66

Per share and stock price data have been restated for stock splits and stock dividends.

A.G. Edwards, Inc. stock is traded on the New York Stock Exchange. (The stock symbol is AGE.) The approximate number of stockholders on February 28, 1994, was 19,500. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

The next four anticipated dividend payment dates are July 1 and October 3, 1994, and January 3 and April 3, 1995.

ITEM 6.    SELECTED FINANCIAL DATA.

Ten-Year Financial Summary
(In thousands, except per share amounts)

				1994        1993        1992        1991         1990
Revenues:
Commissions
 Listed Securities        $  273,363  $  231,312  $  203,936  $  140,096   $  129,288
 Options                      21,135      19,167      21,745      20,002       18,141
 Over-the-Counter
   Securities                 92,846      67,781      68,628      37,807       36,500
 Mutual Funds                292,756     222,033     166,356      93,914       80,998
 Commodities                  16,766      13,016      13,941      12,322       11,941
 Insurance                    74,862      46,757      47,343      39,514       40,424
 Limited Partnership
   Interests                   1,229       1,418         787       1,035        1,736
   Total                     772,957     601,484     522,736     344,690      319,028
Principal Transactions
 Equities                     40,260      31,266      23,157      10,922       11,741
 Debt Securities             146,705     184,040     165,284     145,732      116,624
   Total                     186,965     215,306     188,441     156,654      128,365
Investment Banking
 Underwriting Fees and
   Selling Concessions       111,379      87,061      77,464      44,167       42,395
 Management Fees              35,594      21,251      13,389      11,161       11,542
   Total                     146,973     108,312      90,853      55,328       53,937
Interest
 Margin Account Balances      60,491      50,098      47,026      51,209       50,489
 Securities Owned
   and Deposits               14,074      14,631      16,915      15,025       14,817
   Total                      74,565      64,729      63,941      66,234       65,306
Other                         97,181      84,557      72,688      52,001       40,387
   Total Revenues          1,278,641   1,074,388     938,659     674,907      607,023

Expenses:
 Compensation and
   Benefits                  828,409     692,127     594,404     422,524      374,119
 Communications               73,048      66,899      62,468      58,323       52,527
 Occupancy and Equipment      67,258      61,701      56,035      49,783       42,560
 Floor Brokerage
   and Clearance              15,062      15,016      13,741      11,461       10,031
 Interest                      1,113       1,886       1,186       4,229        6,314
 Other Operating Expenses     50,180      46,774      42,793      36,925       29,948
   Total Expenses          1,035,070     884,403     770,627     583,245      515,499

Earnings Before
   Income Taxes              243,571     189,985     168,032      91,662       91,524
Income Taxes                  88,700      70,560      62,500      32,500       32,700
Net Earnings              $  154,871  $  119,425  $  105,532  $   59,162   $   58,824

Per Share Data:*
 Earnings                 $     2.57  $     2.07  $     1.88  $     1.10   $     1.09
 Cash Dividends           $      .52  $      .43  $      .37  $      .29   $      .28
 Book Value               $    13.08  $    10.66  $     8.84  $     7.19   $     6.45

Other Data:
 Total Assets             $2,236,590  $2,111,192  $1,577,143  $1,402,627   $1,126,004
 Stockholders' Equity     $  790,367  $  615,240  $  492,010  $  385,869   $  343,539
 Cash Dividends           $   30,843  $   24,624  $   20,622  $   15,480   $   15,185
 Return on Average
   Equity                      22.0%       21.6%       24.0%       16.2%        18.3%
 Net Earnings as a
   Percent of Revenues         12.1%       11.1%       11.2%        8.8%         9.7%
 Average Common and
   Common Equivalent
   Shares Outstanding*        60,354      57,827      56,101      54,016       53,922

				1989        1988        1987        1986         1985

Revenues:
Commissions
 Listed Securities        $   95,276  $  114,906  $  109,511  $   82,450   $   64,423
 Options                      14,201      26,668      23,073      16,787       14,533
 Over-the-Counter
   Securities                 28,765      38,810      37,684      26,163       17,959
 Mutual Funds                 54,197      92,769     148,413      95,312       40,687
 Commodities                  12,413      12,087      10,991       9,335       11,182
 Insurance                    39,082      36,120      15,728      11,056        8,982
 Limited Partnership
   Interests                   1,843       2,877       3,216       8,069       12,626
   Total                     245,777     324,237     348,616     249,172      170,392
Principal Transactions
 Equities                      9,166       7,680      10,951       6,750        4,151
 Debt Securities              97,247      60,406      45,693      48,013       33,362
   Total                     106,413      68,086      56,644      54,763       37,513
Investment Banking
 Underwriting Fees and
   Selling Concessions        54,308      35,847      47,502      39,963       41,667
 Management Fees              12,071       7,472      14,506       9,449        7,717
   Total                      66,379      43,319      62,008      49,412       49,384
Interest
 Margin Account Balances      44,260      39,722      32,539      30,278       35,203
 Securities Owned
   and Deposits               11,321       8,279       8,642       7,945        5,404
   Total                      55,581      48,001      41,181      38,223       40,607
Other                         26,562      20,887      17,953      12,759       11,536
   Total Revenues            500,712     504,530     526,402     404,329      309,432

Expenses:
 Compensation and
   Benefits                  301,421     309,753     323,524     246,142      182,239
 Communications               47,601      42,738      37,521      32,226       27,763
 Occupancy and Equipment      36,097      32,459      27,788      24,230       20,555
 Floor Brokerage
   and Clearance               9,400      10,648       9,464       7,539        6,964
 Interest                      8,604       7,126       4,089       3,784        6,032
 Other Operating Expenses     45,292      45,303      25,661      21,558       20,117
   Total Expenses            448,415     448,027     428,047     335,479      263,670

Earnings Before
   Income Taxes               52,297      56,503      98,355      68,850       45,762
Income Taxes                  17,348      20,490      44,625      30,768       19,183
Net Earnings              $   34,949  $   36,013  $   53,730  $   38,082   $   26,579

Per Share Data:*
 Earnings                 $      .66  $      .67  $     1.00  $      .72   $      .50
 Cash Dividends           $      .26  $      .26  $      .24  $      .21   $      .21
 Book Value               $     5.64  $     5.20  $     4.82  $     4.08   $     3.62

Other Data:
 Total Assets             $1,062,640  $  869,940  $  982,300  $  917,961   $  782,283
 Stockholders' Equity     $  300,585  $  274,100  $  256,833  $  214,598   $  191,324
 Cash Dividends           $   13,904  $   13,990  $   12,734  $   11,169   $   10,877
 Return on Average
   Equity                      12.2%       13.6%       22.8%       18.8%        14.6%
 Net Earnings as a
   Percent of Revenues          7.0%        7.1%       10.2%        9.4%         8.6%
 Average Common and
   Common Equivalent
   Shares Outstanding*        53,119      53,561      53,584      53,020       52,882

*Restated for stock splits and stock dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Business Environment

As its principal business, the Company provides investment services to retail clients. It also provides investment services to institutional clients and investment banking services to corporate and governmental clients. Many factors affect the Company's revenues, including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events, and competition from other financial institutions. Because investor reaction to these factors is unpredictable and beyond the Company's control, earnings may fluctuate significantly from period to period.

The securities industry experienced another excellent year, and the Company achieved record revenues and earnings for the fiscal year ended February 28, 1994. Stock prices, driven by lower interest rates and increased market participation by individual investors, continued to improve as the Dow Jones Industrial Average rose 14% to 3,832 by fiscal year end. January 1994 marked a record high close of 3,978. Demand for small- and medium-capitalization stocks produced an 18% increase in the Nasdaq composite index and a 19% increase in the Russell 2000 Small Stock Index during the fiscal year. U.S. investors placed substantial funds in global stock markets or in mutual funds investing in global stocks.

Throughout the industry, mutual fund sales and initial public offerings were at record levels. As a result of historically low interest rates, an increased number of municipalities and corporations refinanced their debt, generating new highs in the dollar volume of debt offerings.

The bond market's performance for the year was volatile. The 30-year Treasury bond began the year yielding 6.84% and ended at 6.66%; however, the yield climbed to a high of 7.06% in early April and then steadily declined to 5.76% by mid-October. In February 1994, the Federal Reserve's tightening of monetary policy for the first time in approximately five years resulted in an increase of 1/4% in short-term interest rates.

Results of Operations

Fiscal 1994 is the fifth consecutive year that the Company achieved record revenues, record net earnings and record earnings per share. Revenues rose to $1.3 billion from $1.1 billion in 1993 and $939 million in 1992. Net earnings were $155 million for 1994, up from $119 million last year and $106 million in 1992. Earnings per share were $2.57, compared with $2.07 and $1.88, respectively, in the prior two years. After-tax profit margins were 12% in 1994, up from 11% in the prior two years. These record results reflect the increased activity in the securities markets during the last three years, combined with the growth of the Company's distribution system. During the last five years, the number of A.G. Edwards investment brokers increased 49%. This included a 6% increase in 1994, which brought the total number of investment brokers to 5,195. The number of locations increased from 373 to 491 during the last five years, including 17 new branches opened in 1994.

As opportunities arise, management expects to continue expanding the Company's distribution system by adding new offices and hiring additional investment brokers in existing offices. Management is not able to predict the impact such expansion may have on the Company's future results of operations.

The following table summarizes the changes in the major categories of revenues and expenses for the past two fiscal years (in thousands):

			  1994 vs. 1993     1993 vs. 1992
				 Increase (Decrease)

Revenues:
 Commissions                  $171,473    29%     $78,748   15%
 Principal transactions        (28,341)  (13)      26,865   14
 Investment banking             38,661    36       17,459   19
 Interest                        9,836    15          788    1
 Other                          12,624    15       11,869   16

			      $204,253    19%    $135,729   15%

Expenses:
 Compensation and
 benefits                     $136,282    20%     $97,723   16%
 Communications                  6,149     9        4,431    7
 Occupancy and equipment         5,557     9        5,666   10
 Floor brokerage and
 clearance                          46    --        1,275    9
 Interest                         (773)  (41)         700   59
 Other operating expenses        3,406     7        3,981    9

			      $150,667    17%    $113,776   15%

Commissions

Commissions represent the most significant source of revenue for the Company, accounting for more than 50% of total revenue. In 1994, revenue from sales of mutual funds, including distribution fees, surpassed revenue from listed securities transactions for the first time. Mutual funds continued to attract dollars from other investments, primarily fixed-income products, because of the low yields these investments provided. In addition, mutual funds have become a popular medium for investors seeking to own global securities. As a result, overall revenue from mutual funds increased 32% ($71 million) in 1994 and 33% ($56 million) in 1993, following record industry sales in both years.

Revenues from equity transactions also rose in both 1994 and 1993 on continued investor demand fueled by three years of declining interest rates. Revenue from listed securities transactions increased 18% ($42 million) in 1994 and 13% ($27 million) in 1993. These increases followed a 30% increase in trading volume on the New York Stock Exchange in 1994 and an 11% increase in 1993. Revenue from over-the-counter equity transactions rose 37% in 1994, reflecting investor demand for small- and medium-capitalization stocks. Trading volume on the Nasdaq increased 42% over 1993. Revenue from over-the-counter transactions was flat in 1993 compared to 1992.

Commissions derived from sales of insurance products, primarily annuities, also contributed to increased commission revenue, rising 60% ($28 million) over 1993. Demand for tax-deferred investments increased with the tax law changes enacted in August 1993, which increased income tax rates for high-income individuals.

Principal Transactions

Revenue from principal transactions dropped 13% ($28 million) in 1994, compared with an increase of 14% ($27 million) in 1993. This decline was the result of lower investor demand for debt securities and lower trading gains following rising interest rates in the latter part of the fiscal year. Revenue from sales of debt securities declined 16% ($26 million) from the prior year as investors seeking higher returns shifted to alternatives, such as mutual funds. Trading gains declined by $11 million, a decrease of 46% from the previous year. Revenue from the sale of equity securities increased 29% ($9 million), partially offsetting the decrease in revenue from debt securities sales. The favorable market climate for stocks was the major reason for this increase.

The fiscal 1993 increase in principal transaction revenue was primarily due to an 11% ($19 million) increase in revenue from debt securities sales and trading gains and a 35% ($8 million) increase in revenue from the sale of equity securities. Declining interest rates favorably affected revenues from debt securities, which included a $9 million increase in trading gains. Growth in the Company's branch distribution system and strong market conditions contributed to the increased revenue from equity securities.

Investment Banking

The Company derives investment banking revenue by underwriting public offerings of securities for corporations and governmental entities as well as by providing advisory services for such clients. These revenues increased 36% ($39 million) in 1994. Favorable market conditions and investor demand for equities contributed to a record number of initial public offerings during the year. Underwriting fees and selling concessions from equity offerings rose from $49 million to $73 million. The Company received $21 million in fees for serving as managing underwriter of equity offerings, up from $15 million in the prior year. The Company participated as manager in 119 corporate offerings in 1994, compared with 104 in 1993. Closed-end mutual funds accounted for 66 corporate offerings in 1994 and 67 in 1993.

In fiscal 1993, investment banking revenues rose 19% ($17 million), principally on increased underwriting fees and selling concessions from initial public offerings and increased revenues generated from municipal bond offerings. Market conditions were favorable for initial public offerings in 1993, and sharply lower interest rates influenced municipalities to issue new debt and refinance existing debt.

Interest

The Company earns interest revenue principally from financing customer purchases of securities, from debt securities carried for resale to customers and from short-term investments.

Interest revenue increased in 1994 primarily from a 28% increase in average receivables from customer margin accounts, partially offset by lower rates. Interest revenue increased only slightly in 1993, despite a 38% rise in such receivables, due to lower interest rates earned on these and other interest-bearing assets.

Other

Other revenues increased 15% in 1994 and 16% in 1993. Fees received in connection with customer investments under professional management and administrative transaction fees accounted for the majority of this increase in both years.

Expenses

Because of the nature of the Company's business, compensation and employee benefits represent the major component of its overall expenses. These expenses rose 20% in 1994 and 16% in 1993, reflecting increased commission expenses related to higher revenue levels, increased incentive compensation related to higher earnings, and higher salary and benefit costs related to expansion and general increases.
Fiscal 1994 also included an increase in deferred compensation expense, from $8 million to $28 million, due primarily to an amendment under the Company's Incentive Stock Plan to define the service period in connection with restricted stock awards to coincide with the period for which the amount of the award is determined. Beginning in 1994, the amount of the award is expensed in the current year instead of being amortized over the subsequent three-year restriction period. As a result of this transition, $16 million for the 1994 awards and $9 million for the prior three years' awards were charged to expense in 1994.

Communications expense and occupancy and equipment costs increased in 1994 and 1993, reflecting expansion of the branch system and higher costs for postage, quote services and leased facilities. Conversion to a satellite communications system and enhancements to computer systems contributed to increased expenses in 1993.

The Company is not greatly dependent on external financing. Consequently, interest expense (which includes interest on bank borrowings and securities lending activities) was not significant in either year.
Income Taxes

For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Average assets increased during the last three years primarily because of expansion, increased customer margin activities and growth of earnings. Assets fluctuate in the normal course of business, principally due to the timing of certain transactions, which may result in corresponding fluctuations in related liabilities. Customer-related receivables and securities inventory, which are highly liquid, represent a substantial percentage of these assets. The principal sources of financing the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company has no long-term debt. Cash generated from operations, increased earnings and proceeds from employee stock plans have kept bank borrowings at low levels in the past three years. Average borrowings were $14 million in 1994, $26 million in 1993 and $10 million in 1992.

During 1995, the Company expects to complete the installation of its new computer-based broker workstations that began in the last quarter of fiscal 1994, replacing the current branch quote and communications equipment in all branch offices. In addition, the Company has announced plans to expand its home office facilities. The estimated cost of this expansion has not yet been determined. The Company may also purchase treasury shares for its employee stock plans. These expenditures, as well as dividend payments and the costs of expansion, should continue to be financed from operations.

Because of the Company's size, earnings history and strong financial condition, management believes adequate sources of credit would be available, if needed, to finance higher trading volumes, branch expansion, stock repurchases and major capital expenditures.

The Company's principal subsidiary, A.G. Edwards & Sons, Inc., is required by the Securities and Exchange Commission (SEC) to maintain specified amounts of liquid net capital to meet its obligations to customers (see Note 5 of the Notes to Consolidated Financial Statements). A.G. Edwards & Sons, Inc.'s net capital, in excess of that required by the SEC on February 28, 1994, was approximately $474 million, up from $359 million the previous year.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The quarterly financial information required by this item is contained in the table included in Item 5 of this Form 10-K.


Additional Information - Edwards maintains a Stockbrokers Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $5,000,000 of each such occurrence.

Independent Auditors' Report

To the Board of Directors and Stockholders of A.G. Edwards, Inc.:

We have audited the accompanying consolidated balance sheets of A.G.Edwards, Inc. and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G.Edwards, Inc. and subsidiaries as of February 28, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche
April 21, 1994
St. Louis, Missouri


Consolidated Balance Sheets

							      February 28,       February 28,
(In thousands, except share amounts)                                  1994               1993
Assets
Cash and cash equivalents                                      $    40,341        $    27,963
Cash and government securities, at market,
 segregated under federal and other regulations                    195,726            286,239
Securities purchased under agreements to resell                    114,553
Receivable from brokers and dealers                                260,858            475,468
Receivable from customers, less allowance for doubtful
 accounts of $3,400 and $3,250                                   1,218,145            950,937
Securities inventory, at market:
 State and municipal                                                97,991             87,418
 Government and agencies                                            28,864             34,827
 Corporate                                                          40,904             27,503
Property and equipment, at cost, net of
 accumulated depreciation and amortization of
 $124,423 and $106,760                                             145,441            140,790
Other assets                                                        93,767             80,047

							       $ 2,236,590        $ 2,111,192

Liabilities and Stockholders' Equity
Checks payable                                                 $   111,947        $   113,665
Payable to brokers and dealers                                     623,034            503,379
Payable to customers                                               355,224            575,283
Securities sold but not yet purchased, at market                    24,109             10,576
Employee compensation and related taxes                            285,213            244,226
Income taxes                                                         9,959             18,242
Other liabilities                                                   36,737             30,581

 Total Liabilities                                               1,446,223          1,495,952

Stockholders' Equity:
 Preferred stock, $25 par value:
 Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
 Authorized, 250,000,000 shares;
 Issued, 60,446,336 and 46,158,664 shares                           60,446             46,159
 Additional paid-in capital                                        165,124            125,328
 Retained earnings                                                 576,073            452,045
								   801,643            623,532
 Less -- Unamortized expense of
   restricted stock awards                                          11,276              8,292

 Total Stockholders' Equity                                        790,367            615,240

							       $ 2,236,590        $ 2,111,192

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
(In thousands, except per share amounts)

						   Year Ended
				 February 28,    February 28,  February 29,
					 1994            1993          1992

Revenues:
 Commissions                       $  772,957      $  601,484     $ 522,736
 Principal transactions               186,965         215,306       188,441
 Investment banking                   146,973         108,312        90,853
 Interest                              74,565          64,729        63,941
 Other                                 97,181          84,557        72,688

				    1,278,641       1,074,388       938,659

Expenses:
 Compensation and benefits            828,409         692,127       594,404
 Communications                        73,048          66,899        62,468
 Occupancy and equipment               67,258          61,701        56,035
 Floor brokerage and clearance         15,062          15,016        13,741
 Interest                               1,113           1,886         1,186
 Other operating expenses              50,180          46,774        42,793

				    1,035,070         884,403       770,627

Earnings Before Income Taxes          243,571         189,985       168,032
Income Taxes                           88,700          70,560        62,500

Net Earnings                       $  154,871      $  119,425     $ 105,532

Earnings Per Share                 $     2.57      $     2.07     $    1.88

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Three years ended February 28, 1994
(In thousands, except per share amounts)


										Unamortized
						    Additional                      Expense
					 Common        Paid-in      Retained  of Restricted   Treasury
					  Stock        Capital      Earnings   Stock Awards      Stock

Balances, March 1, 1991                 $ 23,005     $  96,899     $ 272,334     $(3,408)    $(2,961)

 Net earnings                                                        105,532
 Cash dividends --
   $.37 per share                                                   (20,622)
 Treasury stock acquired                                                                          (7)
 Stock issued:
   Employee stock
     purchase/option plans                   881        14,267                                 1,938
   Restricted stock                          140         4,307                   (5,008)       1,030
 Amortization of
   restricted stock awards                                                       3,683
 Stock split -- 3 for 2                   11,550      (11,550)
 Stock split -- 5 for 4                    8,890       (8,890)

Balances, February 29, 1992               44,466        95,033       357,244      (4,733)          0

 Net earnings                                                        119,425
 Cash dividends --
   $.43 per share                                                   (24,624)
 Treasury stock acquired                                                                         (21)
 Stock issued:
   Employee stock
     purchase/option plans                 1,306        19,450                                   141
   Restricted stock                          387        10,845                   (10,036)       (120)
 Amortization of
   restricted stock awards                                                          6,477

Balances, February 28, 1993               46,159       125,328       452,045      (8,292)          0

 Net earnings                                                        154,871
 Cash dividends --
   $.52 per share                                                   (30,843)
 Treasury stock acquired                                                                         (26)
 Stock issued:
   Employee stock
     purchase/option plans                 1,154        23,087                                   575
   Restricted stock                        1,219        28,623      (11,893)                    (549)
 Amortization of
   restricted stock awards                                                          8,909
 Stock split -- 5 for 4                   11,914      (11,914)

Balances, February 28, 1994             $ 60,446     $ 165,124     $ 576,073     $(11,276)   $     0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

									Year Ended
							   February 28, February 28,   February 29,
(In thousands)                                                 1994         1993           1992

Cash Flows From Operating Activities:
 Net earnings                                               $154,871     $ 119,425     $ 105,532
 Noncash items included in earnings:
   Depreciation and amortization                              22,895        22,056        18,884
   Amortization/expense of restricted stock awards            24,598         6,477         3,683
   Deferred items                                           (11,486)       (5,896)       (2,939)
 (Increase) decrease in operating assets:
   Segregated cash and government securities                  90,513      (73,238)      (59,422)
   Receivable from brokers and dealers                       214,610     (265,828)       160,913
   Receivable from customers                                (267,208)    (195,065)     (218,973)
   Securities inventory                                     (18,011)        10,917      (21,976)
   Other assets                                              (1,975)      (10,098)       (6,489)
 Increase (decrease) in operating liabilities:
   Checks payable                                            (1,718)        11,282        24,673
   Payable to brokers and dealers                            119,655       259,156     (105,498)
   Payable to customers                                     (220,059)       91,019        55,923
   Securities sold but not yet purchased                      13,533      (14,585)        11,028
   Employee compensation and related taxes                    40,987        52,120        73,716
   Income taxes                                              (8,283)         4,888         7,047
   Other liabilities                                           6,156         6,939         1,486

 Net cash provided by operating activities                   159,078        19,569        47,588

Cash Flows From Investing Activities:
 Securities purchased under agreements to resell            (114,553)
 Purchase of property and equipment                         (27,546)      (31,970)      (24,977)
 Long-term investments included in other assets                (259)         1,547            67

 Net cash used in investing activities                      (142,358)     (30,423)      (24,910)

Cash Flows From Financing Activities:
 Employee stock transactions                                  26,527        21,928        17,521
 Purchase of treasury stock                                     (26)          (21)           (7)
 Cash dividends paid                                        (30,843)      (24,624)      (20,622)

 Net cash used in financing activities                       (4,342)       (2,717)       (3,108)

Net Increase (Decrease) in Cash and Cash Equivalents          12,378      (13,571)        19,570
Cash and Cash Equivalents, at Beginning of Year               27,963        41,534        21,964

Cash and Cash Equivalents, at End of Year                   $ 40,341     $  27,963     $  41,534

See Notes to Consolidated Financial Statements.

Income tax payments totaled $105,604 in 1994, $68,638 in 1993 and $56,695 in
1992.
Interest payments totaled $1,059 in 1994, $1,862 in 1993 and $1,192 in 1992. Supplemental disclosures of noncash financing activities: Restricted stock
awards, net of forfeitures,   totaled $27,582 in 1994, $10,036 in 1993 and
$5,008 in 1992.



Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of A.G.Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

The Company is in one principal line of business, that of providing investment services. These services are provided through its principal subsidiary, A.G. Edwards & Sons, Inc., and other wholly owned subsidiaries.

Cash equivalents consist of interest-earning investments purchased with maturities under 90 days.

Securities purchased under agreements to resell (Resale Agreements) are recorded at amounts at which the purchased securities will be sold. Cash and government securities segregated under federal and other regulations include Resale Agreements of $150,000,000 in 1994 and $239,975,000 in 1993. The Company's
policy is to obtain possession or control of securities purchased under Resale Agreements.

Customer securities transactions are recorded on settlement date. Revenues and related expenses for transactions executed but unsettled are accrued on a trade-date basis.

Securities inventory and securities segregated under federal and other regulations are recorded on a trade-date basis and are valued at market. Unrealized gains and losses are reflected in revenue.

Depreciation of buildings is provided using both straight line and accelerated methods over estimated useful lives of 15 to 45 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement. Depreciation of equipment is provided over estimated useful lives of five to 10 years using both straight line and accelerated methods.

Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding of 60,354,000 in 1994, 57,827,000 in 1993 and 56,101,000 in 1992. Common share equivalents represent the effect of shares issuable under the Company's employee stock plans. Primary and fully diluted earnings per share are substantially the same. Where appropriate, per share amounts and share data have been restated to reflect a five-for-four stock split declared in November 1993, effected in the form of a stock dividend.

2. Bank Loans

Bank loans are short-term borrowings with interest generally based on the federal funds rate. Such loans are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such borrowings was $14,140,000 in 1994, $25,600,000 in 1993 and $9,670,000
in 1992, at effective interest rates of 3.6%, 4.0% and 6.1%, respectively. Substantially all such borrowings were secured by customer-owned securities. There were no borrowings outstanding at February 28, 1994 and 1993.

3. Employee Stock Plans

Options to purchase 1,231,250 shares of common stock granted to employees under the Company's stock purchase plan are exercisable October 1, 1994, at 85% of market price based on dates specified in the plan. Employees purchased 1,227,908 shares at $17.17 per share in 1994, 1,227,534 shares at $13.05 per share in 1993 and 1,227,394 shares at $10.68 per share in 1992.

Under the Company's stock option plan, three types of benefits may be granted to officers and key employees: restricted stock, stock options and stock appreciation rights. Such awards are subject to forfeiture upon termination of employment during a restricted period. Through February 28, 1994, no stock appreciation rights have been granted.

Restricted stock awards are made, and shares issued, without cash payment by the employee. The shares are restricted for a vesting period, generally three years, from the award date. The Company amended its Incentive Stock Plan in 1994 to define the service period in connection with restricted stock awards to coincide with the period for which the amount of the award is determined. Therefore, the 1994 awards were expensed in the current year. For awards prior to 1994, this amount is amortized over the vesting period. Eligible employees as of February 28, 1994, were awarded 883,860 shares with a market value of $15,689,000, which was expensed in 1994. As of February 28, 1993, and February 29, 1992, the awards were 571,020 shares and 513,946 shares, respectively, with corresponding market values of $12,448,000 and $10,176,000. As of February 28, 1994, restricted stock awards covering 2,248,417 shares were outstanding with the restrictions expiring at various dates through 1997.

Stock options are granted to purchase common stock at 100% of market value at date of grant. Such options are exercisable beginning three years from date of grant and expire eight years from date of grant, or earlier upon termination of employment. During the year ended February 28, 1994, options to purchase 789,347 shares were granted and options to purchase 241,657 shares were exercised. During the years 1993 and 1992, respectively, options to purchase 462,726 shares and 480,035 shares were granted, and options for 372,559 shares and 376,981 shares were exercised. Treasury shares of 30,560 in 1994, 8,525 in 1993 and 204,403 in 1992, were utilized for options exercised. Options to acquire 2,848,190 shares of common stock at prices ranging from $6.81 to $21.80 per share were outstanding at February 28, 1994, and expire at various dates through the year 2002.

4. Employee Profit Sharing Plan

The Company has an employee profit sharing plan covering substantially all employees, whereby it is obligated to match, in specified amounts as defined therein, portions of contributions made by eligible employees. Additional contributions may be made at the discretion of the Company. Required and discretionary contributions totaled $52,164,000 in 1994, $44,604,000 in 1993 and $38,660,000 in 1992.

5. Net Capital Requirements

A.G. Edwards & Sons, Inc. is subject to the net capital rules of the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Under such rules, this subsidiary must maintain net capital of not less than 2% of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends and loans to affiliates, if its net capital were less than 5% of such items. These rules also require A.G. Edwards & Sons, Inc. to notify and sometimes obtain approval from the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At February 28, 1994, the subsidiary's net capital of $498,178,000 was 42% of aggregate debit items and $474,418,000 in excess of the minimum required.

Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to A.G. Edwards, Inc. The Company's only restriction with regard to the payment of cash dividends is its ability to obtain cash dividends and advances from its subsidiaries, if needed.

6. Income Taxes

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). This statement replaces the Company's previous income tax accounting method under Accounting Principles Board Opinion No. 11, which required deferred income taxes to reflect timing differences between taxable income for tax purposes and for financial reporting purposes. Under SFAS 109, deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. The adoption of SFAS 109 did not have a material effect on the Company's financial condition or results of operations.
The provisions for income taxes consist of (in thousands):

			   1994      1993      1992

Current:
   Federal              $85,940    $65,631   $54,573
   State and local       14,246     10,870    10,900

			100,186     76,501    65,473
Deferred                (11,486)    (5,941)   (2,973)

			$88,700    $70,560   $62,500


Deferred tax assets totaled $37,919 at February 28, 1994, and consisted primarily of employee benefits that are not currently deductible. Deferred tax liabilities totaled $14,496 and consisted primarily of accelerated depreciation deductions. The federal statutory rate increased during 1994 to 35%, retroactive to January 1, 1993. The effect of this increase on the Company's deferred income taxes was not material.
The components of deferred income taxes included in the provision for income taxes are as follows:

				 1993        1992

Employee benefits              $(6,883)    $(3,360)
Accelerated depreciation         1,209       1,010
Other                             (267)       (623)

			       $(5,941)    $(2,973)

The Company's effective tax rate was 36% in 1994, and 37% in 1993 and 1992, which differed from the federal statutory rate of 35% in 1994, and 34% in 1993 and 1992. State and local taxes, net of federal benefit, increased the effective rate by 3% in 1994, and 4% in 1993 and 1992. No other single item had a material impact on the difference in the rates.

7. Common Stock Rights

On December 30, 1988, the Board of Directors adopted a Stockholders' Rights Plan by declaring a distribution of one Common Stock Purchase Right for each outstanding share of the Company's common stock. The rights cannot be exercised or traded apart from the common stock until, without the prior consent of the Company, a third party either acquires 20% or more of the Company's outstanding common stock or commences a tender or exchange offer that would result in it acquiring 20% or more of the outstanding common stock. Each right, upon becoming exercisable, entitles the registered holder to purchase one share of common stock for $29.09 from the Company. If a person actually acquires 20% or more of the Company's common stock without the Board of Directors' consent, then each right will entitle its holder, other than the acquiring company, to purchase for $29.09 the number of shares of the Company's common stock (or in the event of a merger or other business combination, the number of shares of the acquirer's stock), which has a market value of $58.18. The rights, which are redeemable by the Company at a price of $0.00384 each prior to a person's acquiring 20% or more of the Company's common stock, are subject to adjustment to prevent dilution and expire January 18, 1999.

8. Commitments and Contingent Liabilities

The Company has long-term operating leases for office space and communications equipment. Minimum rental commitments under all such noncancelable leases, some of which contain escalation clauses and renewal options, at February 28, 1994, are as follows (in thousands):

Year ending February 28 (29),
      1995                               $   30,900
      1996                                   27,400
      1997                                   22,100
      1998                                   15,800
      1999                                   11,000
      Later years                            18,900

					 $  126,100

Rental expense under all operating leases and equipment maintenance contracts was $37,829,000 in 1994, $35,006,000 in 1993 and $32,935,000 in 1992.

In the normal course of business, the Company enters into when-issued and underwriting commitments. Transactions relating to open commitments at February 28, 1994, and subsequently settled, had no material effect on the consolidated financial statements as of that date.

At February 28, 1994, the Company was contingently liable under letter of credit agreements, principally to satisfy margin deposit requirements with a clearing corporation, in the amount of $58,000,000. Of this amount, $10,000,000 was collateralized by customer-owned securities. Such agreements are for periods of three months to one year.

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, based on advice of counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial condition of the Company.

9. Financial Instruments

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company records customer transactions on a settlement date basis, generally five business days after trade date. The risk of loss on unsettled transactions is identical to settled transactions and relates to customers' and other counterparties' inability to fulfill their contracted obligations.

In the normal course of business, the Company also executes customer transactions involving the sale of securities not yet purchased, the purchase and sale of futures contracts, and the writing of option contracts on both securities and futures. In the event customers or other counterparties such as broker-dealers or clearing organizations fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments in order to fulfill its obligations at prices that may differ from amounts recorded in the balance sheet.

Customer financing and securities settlement activities generally require the Company to pledge customer securities as collateral in support of various financing sources. Additionally, customer securities may be pledged as collateral to satisfy margin deposits at various clearing organizations. To the extent these counterparties are unable to fulfill their contracted obligation to return securities pledged, the Company is exposed to the risk of obtaining securities at prevailing market prices to meet its customer obligations.

Securities sold but not yet purchased represent obligations of the Company to deliver specified securities at contracted prices. Settlement of such obligations may be at amounts greater than those recorded in the balance sheet.

A substantial portion of the Company's assets and obligations result from transactions with customers and other counterparties who have provided financial instruments as collateral. Volatile trading markets could impair the value of such collateral and impact customers' and other counterparties' ability to satisfy their obligations to the Company.

The Company manages its risk associated with the aforementioned transactions through position and credit limits, and the continuous monitoring of collateral. Additional collateral is requested from customers and other counterparties when appropriate.

Fair Value Considerations

Substantially all of the Company's financial instruments are carried at fair value or amounts that approximate fair value. Government securities segregated, securities inventory and securities sold but not yet purchased are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating rate loans collateralized by margin securities, are charged interest at rates similar to other such loans made throughout the industry. The Company's remaining financial instruments are generally short-term in nature and liquidate at their carrying values.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting and financial disclosure for the year ended February 28, 1994.

PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 6 of the Company's 1994 Proxy Statement and in Part I of this Form 10-K under the caption "Executive Officers of the Company". Such information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation" and "Executive Compensation" on pages 6 and 8 through 10 of the Company's 1994 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1994 Proxy Statement under the caption "Ownership of the Company's Common Stock". Such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1994 Proxy Statement under the caption "Certain Transactions". Such information is hereby incorporated by reference.


PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

     INDEX

(a)   1. Financial Statements

      Independent Auditors' Report                (X)

      Consolidated balance sheets                 (X)

      Consolidated statements of earnings         (X)

      Consolidated statements of stockholders'
       equity                                     (X)

      Consolidated statements of cash flows       (X)

      Notes to consolidated financial statements  (X)


     (X) The consolidated financial statements, together with the independent auditors' report thereon of Deloitte & Touche are included in Item 8 of this Form 10-K.

     2.   Financial Statement Schedules

	  All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

    3. Exhibits*

	       Some of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated by reference as indicated below.

	 2     Not applicable.

      3(i)     Certificate of Incorporation filed as Exhibit 3(i) to the
Registrant's Form 10-K for the fiscal year ended February 28, 1993.

     3(ii)     By-laws, as amended to date.

      4(i)     Reference is made to Articles IV, V, X, XII, XIII and XV of the
Certificate of Incorporation filed as Exhibit 3(i) to the Registrant's Form 10-K for the fiscal year ended February 28, 1993.

     4(ii)     Reference is made to Article II, Article III Sections 1 and 15,
Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By-laws filed as Exhibit 3(ii) to this Form 10-K.

     4(iii)    Rights Agreement dated as of December 30, 1988 between A.G.
Edwards, Inc. and Boatmen's Trust Company as Rights Agent filed as Exhibit 4 to the Registrant's Form 8-K Report dated December 30, 1988.

     4(iv)     Amendment No. 1 to the Rights Agreement dated December 30, 1988, between A.G. Edwards Inc. and Boatmen's Trust Company as Rights Agent, dated May 24, 1991 filed as Exhibit 4.4 to Registrant's Form 10-K for the fiscal year ended February 29, 1992.

	 9     Not applicable.

     10(i)     1982 Restricted Stock and Stock Option Plan.  Previously filed as
Exhibit 10.3 to Registrant's Form 10-K for the year ended February 28, 1987.

    10(ii)     A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended February 29, 1992.

    10(iii)    Certificate of Amendment dated April 27, 1993 to A.G. Edwards,
Inc. 1988 Incentive Stock Plan filed as Exhibit 10 (ii) to Registrant's Form 10-K for the fiscal year ended February 29, 1992.

	11     Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained in Item 8 of this Form 10-K and incorporated herein by reference.

	12     Not applicable.

	13     Annual Report to Stockholders for the fiscal year ended was furnished for the information of the Commission on or about May 16, 1994 and is not deemed "filed" as part of this Form 10-K.

	16     Not applicable.

	18     Not applicable.

	21     Subsidiaries of the Registrant.

	22     Not applicable.

	23     Independent Auditors' Consent.

	24     Power of Attorney.

	27     Not applicable.

	28     Not applicable.


*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 1994.



				   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					A.G. EDWARDS, INC.
					    (Registrant)



Date:  May 19, 1994                     By  /s/ Benjamin F. Edwards
					     Benjamin F. Edwards III,
					     Chairman of the Board




			 POWER OF ATTORNEY             EXHIBIT 24

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin F. Edwards III, and David W. Mesker and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin F. Edwards III    Chairman of the Board,                 May 19, 1994
Benjamin F. Edwards III        President and Director
			       (Chief Executive Officer)


/s/ David W. Mesker            Treasurer and Director                 May 19, 1994
David W. Mesker                (Principal Financial Officer)


/s/ Eugene J. King             Vice President                         May 19, 1994
Eugene J. King                 (Principal Accounting Officer)


/s/ Robert G. Avis             Vice Chairman of the Board             May 19, 1994
Robert G. Avis                 and Director


/s/ David M. Sisler            Vice Chairman of the Board             May 19, 1994
David M. Sisler                and Director


/s/ Dr. E. Eugene Carter       Director                               May 19, 1994
Dr. E. Eugene Carter


/s/ Robert C. Dissett          Director                               May 19, 1994
Robert C. Dissett


/s/ Dr. Louis Fernandez        Director                               May 19, 1994
Dr. Louis Fernandez


/s/ Samuel C. Hutchinson, Jr.  Director                               May 19, 1994
Samuel C. Hutchinson, Jr.


/s/ Donna C.E. Williamson      Director                               May 19, 1994
Donna C.E. Williamson


				  Exhibit Index



     Exhibit    Description

      3(ii)     By-laws, as amended to date.

     13         1994 Annual Report to Stockholders.

     21         Subsidiaries of the Registrant.

     23         Independent Auditors' Consent.

     24         Power of Attorney.  Included on Signature Page.