Form 10-Q
period 1994-05-31
EDWARDS A G INC
filed 1994-07-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1994      Commission file number 1-8527


                               A.G. EDWARDS, INC.


State of Incorporation:  DELAWARE

I.R.S. Employer Identification No. 43-1288229


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



At June 30, 1994, there were 60,400,781 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











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
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                 May 31,           February 28,
                                                                    1994                 1994
ASSETS

Cash and cash equivalents                                     $   37,203           $   40,341

Cash and government securities, at market,
 segregated under   federal and other regulations                 47,935              195,726

Securities purchased under agreements to resell                                       114,553

Receivable from brokers and dealers                              366,797              260,858

Receivable from customers, less allowance for
 doubtful accounts of $3,400                                   1,308,681            1,218,145

Securities inventory, at market
  State and municipal                                             91,617               97,991
  Government and agencies                                         18,841               28,864
  Corporate                                                       38,889               40,904

Property and equipment, at cost, net of
 accumulated depreciation and amortization
 of $128,532 and $124,423                                        157,697              145,441

Other assets                                                     100,537               93,767


                                                              $2,168,197           $2,236,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                $  103,944           $  111,947
Payable to brokers and dealers                                   692,680              623,034
Payable to customers                                             307,524              355,224
Securities sold but not yet purchased, at market                  32,927               24,109
Employee compensation and related taxes                          163,674              285,213
Income taxes                                                      17,048                9,959
Other liabilities                                                 36,362               36,737
   Total Liabilities                                           1,354,159            1,446,223

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares, none issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 60,544,239 and 60,446,336 shares                       60,544               60,446

   Additional paid-in capital                                    167,275              165,124

   Retained earnings                                             598,172              576,073
                                                                 825,991              801,643

   Less:  Treasury stock                                           2,565
             Unamortized expense of
             restricted stock award                                9,388               11,276
   Total Stockholders' Equity                                    814,038              790,367
                                                              $2,168,197           $2,236,590

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                     Three Months Ended May 31,
                                         1994           1993
REVENUES:
  Commissions                         $175,138        $184,139
  Principal transactions                56,906          51,058
  Investment banking                    21,259          38,653
  Interest                              21,739          17,599
  Other                                 26,534          23,456
                                       301,576         314,905
EXPENSES:
  Compensation and benefits            198,217         204,921
  Communications                        18,712          18,161
  Occupancy and equipment               17,223          16,504
  Floor brokerage and clearance          3,841           3,870
  Interest                                 976             204
  Other operating expenses              13,173          11,874
                                       252,142         255,534


EARNINGS BEFORE INCOME TAXES            49,434          59,371

INCOME TAXES                            18,880          21,282

NET EARNINGS                           $30,554         $38,089

Earnings per share                        $.50            $.64

Dividends per share                       $.14            $.12


Average common and common
 equivalent shares outstanding          61,459          59,523

See Notes to Consolidated Financial Statements.





                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 1994 AND 1993
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                              Unamortized
                                                               Additional                      Expense of
                                             Common            Paid-in          Retained       Restricted          Treasury
                                             Stock             Capital          Earnings       Stock Awards        Stock

BALANCES, March 1, 1993                      $ 46,159          $125,328         $  452,045     $  (8,292)      $      0
  Net earnings                                                                      38,089
  Cash dividends -
      $.12 per share                                                               (6,996)

  Treasury stock acquired                                                                                            (9)

  Stock issued:
      Employee stock purchase/option
         plans                                     98             1,638                                             163
      Restricted stock                            383            13,203                          (12,294)          (154)

  Amortization of restricted
      stock awards                                                                                  2,264

BALANCES, May 31, 1993                       $ 46,640          $140,169         $  483,138     $ (18,322)      $      0


BALANCES, March 1, 1994                      $ 60,446          $165,124         $  576,073     $ (11,276)      $      0
  Net earnings                                                                      30,554
  Cash dividends -
      $.14 per share                                                               (8,455)

  Treasury stock acquired                                                                                        (2,765)

  Stock issued:
      Employee stock purchase/option
        plans                                     101             1,382                                             244
      Restricted stock                            (3)               769                                65           (44)

  Amortization of restricted
      stock awards                                                                                  1,823

BALANCES, May 31, 1994                       $ 60,544          $167,275         $  598,172     $  (9,388)      $ (2,565)

See Notes to Consolidated Financial Statements.




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended May 31,
                                                                             1994        1993
Cash Flows from Operating Activities:
     Net earnings                                                        $  30,554    $  38,089
     Noncash items included in earnings                                     12,231        9,338
     Decrease in segregated cash and government securities                 147,791      242,091
     (Decrease) increase in net payable to brokers and dealers            (36,293)       31,137
     Increase in net receivable from customers                           (138,236)    (140,680)
     Decrease (increase) in net securities inventory                        27,230     (20,719)
     Net change in other assets and liabilities                          (130,620)     (74,829)
   Net cash (used in) provided by operating activities                    (87,343)       84,427

Cash Flows from Investing Activities
   Proceeds from (payments for):
     Securities purchased under agreements to resell                       114,553     (72,564)
     Capital expenditures and other investments                           (21,642)      (4,574)
   Net cash provided by (used in) investing activities                      92,911     (77,138)

Cash Flows from Financing Activities
   Proceeds from (payments for):
     Employee stock transactions                                             2,514        3,027
     Cash dividends                                                        (8,455)      (6,996)
     Treasury stock                                                        (2,765)          (9)
   Net cash used in financing activities                                   (8,706)      (3,978)

Net (Decrease) Increase in Cash and Cash Equivalents                       (3,138)        3,311
Cash and Cash Equivalents at March 1                                        40,341       27,963
Cash and Cash Equivalents at May 31                                      $  37,203    $  31,274

Income tax payments totaled $9,290 and $17,016 during the three month period ended May 31, 1994 and 1993, respectively.

Interest payments totaled $401 and $114 during the three month period ended May 31, 1994 and 1993, respectively.

Supplemental disclosure of noncash financing activities - restricted stock awarded, net of forfeitures, totaled $12,294 during the three month period ended May 31, 1993.

See Notes to Consolidated Financial Statements.





                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1994
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1994. Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1994, are not necessarily indicative of the results for the year ending February 28, 1995.

COMMON STOCK:

All share amounts and share data have been restated to reflect a five for four stock split, effected in the form of a stock dividend, declared in November 1993.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule of the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 1994, Edwards' net capital of $517,503,000 was $492,211,000 in excess of the minimum required.





                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1994 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1993

Results of Operations

The first quarter of fiscal year 1995 saw a slight downturn from the high level of retail investor activity experienced during our last three fiscal years. The Dow Jones Industrial Average dropped 2% in the first quarter to 3,758 from 3,832 at February 28, 1994. Despite NYSE and NASDAQ overall trading volumes increasing, the retail investor volume has slowed versus the same period last year. The number of branches and brokers increased to 493 and 5,256, which represent increases of 3% and 5%, respectively, compared to the same period last year.

Total revenues declined $13 million (4%) versus last year, from $315 million to $302 million. Expenses were $252 million, a decrease of $3 million (1%), resulting in profit margins of 10.1% in 1994 versus 12.1% in 1993.

Total commission revenue decreased $9 million (5%) primarily due to decreases in listed and mutual fund revenue, partially offset by increases in insurance and commodity revenue. Listed revenue decreased $10 million and mutual fund revenue declined $6 million reflecting the uncertainty in the equity markets and rising interest rates. Despite NYSE total volume increasing 11%, the Company's listed trades were down 8%. Insurance revenue rose $6 million (40%) primarily due to increased customer demand for annuities caused by higher interest and tax rates this year. Commodity revenue increased $1 million (28%) primarily due to higher exchange volume caused by increased volatility in interest rate sensitive commodities.

Revenues from principal transactions increased $6 million (12%). This increase was a result of rising interest rates which was followed by increased revenue from sales of debt securities, primarily municipal bonds, which increased $9 million while trading gains decreased $3 million.

Investment banking revenue decreased $17 million (45%) principally due to a decline in corporate equity, municipal bond and management fee revenues. Revenues from corporate equity issues dropped $9 million (47%) due to a drastic slow down in initial public offerings caused by the uncertainty in the equity markets. Municipal bond revenue decreased $3 million (39%) primarily due to a reduction in refundings as well as a decrease in the supply of new issues caused by higher interest rates this year. Management fees decreased $4 million (49%) due to participation as manager or co-manager in a smaller number of offerings, in both corporate equity and municipal bond issues, this year.

Interest revenues increased $4 million (24%) due to higher customer receivables coupled with higher interest rates.

Other revenues increased $3 million (13%) due to an increase in fees received in connection with customer investments under professional management. Service fees have also increased primarily due to a rise in administrative transaction fees.

Compensation and benefits decreased $7 million (3%) primarily from lower commission expense due to decreased commissionable revenue and a decline in incentive related compensation caused by reduced earnings. These were partially offset by increased salaries and related benefits as a result of branch and home office expansion.

The effective income tax rate has risen due to increases in federal and state statutory income tax rates.





Liquidity and Capital Resources

No material changes have taken place since February 28, 1994 regarding the Company's liquidity, capital resources and overall financial condition.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

      There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1994.

Item 4:   Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders on June 23, 1994, stockholders approved a number of nominations and proposals. Results of these nominations and proposals were:

                                                                        Votes      Votes
                                                         Votes For      Against    Withheld*
     Nominations for director:
        Dr. Louis Fernandez                              51,620,535                 570,766
        David W. Mesker                                  51,627,969                 563,332
        Donna C.E. Williamson                            51,422,970                 768,331

     Approval of A.G. Edwards, Inc.
       Performance Plan for Executives                   47,868,592    3,767,373    555,336

     Ratification of auditors                            51,808,448      140,767    242,086

      A total of 52,191,301 shares were present in person or by proxy at the Annual Meeting.

      *Includes abstentions and broker non-votes.

Item 6:      Exhibits and Reports on 8-K

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended May 31, 1994.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         A.G. EDWARDS, INC.
                                            (Registrant)


                                         /s/ Benjamin F. Edwards, III
     Date:  July 14, 1994                ----------------------------
                                         BENJAMIN F. EDWARDS, III
                                         Principal Executive Officer



                                         /s/ David W. Mesker
     Date:  July 14, 1994                ---------------------------
                                         DAVID W. MESKER
                                         Principal Financial Officer