Form 10-Q
period 1994-08-31
EDWARDS A G INC
filed 1994-10-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1994   Commission file number 1-8527


                               A.G. EDWARDS, INC.


         DELAWARE                                  43-1288229
   State of Incorporation             I.R.S. Employer Identification No.


                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103



Registrant's telephone number, including area code:  (314) 289-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No



At September 30, 1994, there were 60,411,680 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.





                               A.G. EDWARDS, INC.

                                      INDEX


     PART I.  FINANCIAL INFORMATION

                 Consolidated balance sheets

                 Consolidated statements of earnings

                 Consolidated statements of stockholders' equity

                 Consolidated statements of cash flows

                 Notes to consolidated financial statements

                 Management's financial discussion


     PART II. OTHER INFORMATION

              SIGNATURES

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                           August 31,      February 28,
            ASSETS                           1994              1994

Cash and cash equivalents                  $   35,434     $   40,341

Cash and government securities,
 at market, segregated under federal
 and other regulations                         47,605        195,726

Securities purchased under .
 agreements to resell                          13,113        114,553

Receivable from brokers and dealers           213,362        260,858

Receivable from customers, less
 allowance for doubtful accounts
 of $3,415 and $3,400                       1,383,711      1,218,145

Securities inventory, at market
  State and municipal                          73,176         97,991
  Government and agencies                      21,505         28,864
  Corporate                                    38,314         40,904

Property and equipment, at cost,
 net of accumulated depreciation and
 amortization of $135,078 and $124,423        165,842        145,441

Other assets                                  110,611         93,767


                                           $2,102,673     $2,236,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                 $  123,800     $       --
Checks payable                                116,195        111,947
Payable to brokers and dealers                367,909        623,034
Payable to customers                          380,668        355,224
Securities sold but not yet
 purchased, at market                          24,011         24,109
Employee compensation and related taxes       212,622        285,213
Income taxes                                    2,428          9,959
Other liabilities                              35,827         36,737
   Total Liabilities                        1,263,460      1,446,223

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares,
     none issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 60,544,239 and 60,446,336
     shares                                    60,544         60,446

   Additional paid-in capital                 167,182        165,124

   Retained earnings                          621,310        576,073
                                              849,036        801,643

   Less:  Unamortized expense of
            restricted stock awards             7,431         11,276
          Treasury stock, at cost
           (137,660 shares)                     2,392
   Total Stockholders' Equity                 839,213        790,367
                                           $2,102,673     $2,236,590

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                  Three Months Ended      Six Months Ended
                                       August 31,            August 31,

                                    1994        1993      1994       1993
REVENUES:
  Commissions                    $155,225    $185,969   $ 330,363 $ 370,108
  Principal transactions           57,937      49,831     114,843   100,889
  Investment banking               31,252      36,620      52,511    75,273
  Interest                         25,328      18,335      47,067    35,934
  Other                            25,776      23,617      52,310    47,073
                                  295,518     314,372     597,094   629,277
EXPENSES:
  Compensation and benefits       190,035     202,632     388,252   407,553
  Communications                   17,798      18,268      36,510    36,429
  Occupancy and equipment          18,416      16,324      35,639    32,828
  Floor brokerage and clearance     3,323       3,965       7,164     7,835
  Interest                          2,185         518       3,161       722
  Other operating expenses         12,565      15,871      25,738    27,745
                                  244,322     257,578     496,464   513,112


EARNINGS BEFORE INCOME TAXES       51,196      56,794     100,630   116,165

INCOME TAXES                       19,601      21,188      38,481    42,470

NET EARNINGS                     $ 31,595    $ 35,606   $  62,149 $  73,695

Earnings per share               $    .51    $    .60     $  1.01 $    1.24

Dividends per share              $    .14    $    .12      $  .28 $     .24


Average common and common
 equivalent shares outstanding     61,484      59,667      61,471    59,595

See Notes to Consolidated Financial Statements.




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 1994 AND 1993
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        Unamortized
                                            Additional                   Expense of
                                Common       Paid-in      Retained       Restricted         Treasury
                                Stock        Capital      Earnings      Stock Awards         Stock

BALANCES, March 1, 1993       $ 46,159     $  125,328    $ 452,045        $ (8,292)          $     0
 Net earnings                                               73,695
 Cash dividends -
      $.24 per share                                       (13,997)

 Treasury stock acquired                                                                          (9)

 Stock issued:
      Employee stock
       purchase/option plans       128          1,925                                            269
      Restricted stock             384         13,371                      (12,178)             (260)

 Amortization of restricted
      stock awards                                                           4,537

BALANCES, August 31, 1993     $ 46,671     $  140,624    $ 511,743        $(15,933)          $     0


BALANCES, March 1, 1994       $ 60,446     $  165,124    $ 576,073        $(11,276)          $     0
 Net earnings                                               62,149
 Cash dividends -
      $.28 per share                                       (16,912)

 Treasury stock acquired                                                                      (2,766)

 Stock issued:
      Employee stock
       purchase/option plans       101          1,285                                            815
      Restricted stock              (3)           773                          305              (441)

 Amortization of restricted
      stock awards                                                           3,540

BALANCES, August 31, 1994     $ 60,544     $  167,182    $ 621,310        $ (7,431)          $(2,392)

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 Six Months Ended August 31,
                                                      1994          1993
Cash Flows from Operating Activities:
     Net earnings                                 $   62,149    $  73,695
     Noncash items included in earnings               22,161       19,932
     Decrease in segregated cash and
      government securities                          148,121      238,981
     Decrease in net payable to brokers
      and dealers                                   (207,629)     (30,061)
     Increase in securities sold under
      agreements to repurchase                                     30,240
     Increase in net receivable from customers      (140,122)    (392,743)
     Decrease (increase) in net securities
      inventory                                       34,666      (25,512)
     Net change in other assets
      and liabilities                                (95,967)     (42,304)
  Net cash used in operating activities             (176,621)    (127,772)

Cash Flows from Investing Activities
 Proceeds from (payments for):
     Securities purchased under
      agreements to resell                           101,440
     Capital expenditures and
      other investments                              (36,683)     (10,942)
  Net cash provided by (used in)
   investing activities                               64,757      (10,942)

Cash Flows from Financing Activities
 Proceeds from (payments for):
     Bank loans                                      123,800      151,700
     Employee stock transactions                       2,835        3,639
     Cash dividends                                  (16,912)     (13,997)
     Treasury stock                                   (2,766)          (9)
  Net cash provided by financing activities          106,957      141,333

Net (Decrease) Increase in Cash
 and Cash Equivalents                                 (4,907)       2,619
Cash and Cash Equivalents at March 1                  40,341       27,963
Cash and Cash Equivalents at August 31            $   35,434    $  30,582

Income tax payments totaled $45,750 and $54,566 during the six month periods ended August 31, 1994 and 1993, respectively.

Interest payments totaled $2,420 and $605 during the six month periods ended August 31, 1994 and 1993, respectively.

Supplemental disclosure of noncash financing activities - restricted stock awarded, net of forfeitures, totaled $12,178 during the six month period ended August 31, 1993.

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1994
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1994. Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 1994, are not necessarily indicative of the results for the year ending February 28, 1995.

COMMON STOCK:

All share amounts and share data have been restated to reflect a five for four stock split, effected in the form of a stock dividend, declared in November 1993.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule of the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At August 31, 1994, Edwards' net capital of $525,904,000 was $499,848,000 in excess of the minimum required.







                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 1994 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1993

Results of Operations

The six months ended August 31, 1994 saw a downturn from the high level of retail investor activity experienced during our last three fiscal years. Despite NYSE and NASDAQ overall trading volumes increasing, the retail investor volume has slowed versus the same period last year. The number of branches and brokers increased to 504 and 5,314, which represent increases of 4% and 5%, respectively, compared to the same period last year.

Total revenues declined $32 million (5%) versus last year, from $629 million to $597 million. Expenses were $496 million, a decrease of $17 million (3%), resulting in profit margins of 10.4% in 1994 versus 11.7% in 1993.

Total commission revenue decreased $40 million (11%) primarily due to decreases in listed, OTC and mutual fund revenue, partially offset by an increase in insurance revenue. Listed and OTC revenue decreased a combined $21 million and mutual fund revenue declined $27 million reflecting the uncertainty in the equity markets and rising interest rates. Despite NYSE total volume increasing 10%, the Company's listed trades were down 8% reflecting a slowdown in retail investor activity. Insurance revenue rose $8 million (23%) primarily due to increased customer demand for annuities caused by higher interest and tax rates this year.

Revenues from principal transactions increased $14 million (14%). This increase was a result of rising interest rates which was followed by increased revenue from sales of debt securities, primarily municipal and government bonds, which increased $17 million while inventory gains decreased $4 million.

Investment banking revenue decreased $23 million (30%) principally due to a decline in corporate equity, municipal bond and management fee revenues. Revenues from corporate equity issues dropped $13 million (36%) due to a drastic slow down in initial public offerings caused by the uncertainty in the equity markets. Municipal bond revenue decreased $7 million (43%) primarily due to a reduction in refundings as well as a decrease in the supply of new issues caused by higher interest rates this year. Management fees decreased $3 million (16%) due to participation as manager or co-manager in a smaller number of offerings, in both corporate equity and municipal bond issues, this year.

Interest revenues increased $11 million (31%) due to higher customer receivables, which are up 26%, coupled with higher interest rates.

Other revenues increased $5 million (11%) due to an increase in fees received in connection with customer investments under professional management. Service fees have also increased primarily due to a rise in administrative transaction fees.

Compensation and benefits decreased $19 million (5%) primarily from lower commission expense due to decreased commissionable revenue and a decline in incentive related compensation caused by reduced earnings. These were partially offset by increased salaries and related benefits as a result of branch and home office expansion.

The effective income tax rate has increased due to higher state income taxes.



Liquidity and Capital Resources

No material changes have taken place since February 28, 1994 regarding the Company's liquidity, capital resources and overall financial condition.


                 THREE MONTHS ENDED AUGUST 31, 1994 COMPARED TO
                       THREE MONTHS ENDED AUGUST 31, 1993

Net earnings for the quarter ended August 31, 1994 were $32 million on revenues of $296 million compared to net earnings of $36 million on revenues of $314 million for the same period a year ago. The explanations of revenue and expense fluctuations presented in the results for the six month period are generally applicable to the three months of operations.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

      There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1994.

Item 4:   Submission of Matters to a Vote of Security Holders

      (C) The results of the annual meeting of stockholders, held on June 23, 1994, were previously reported on Form 10-Q filed for the quarter ended May 31, 1994.

Item 6:      Exhibits and Reports on 8-K

      Exhibits:

      Exhibit 27 - Financial Data Schedule, Article BD for the six month period ended August 31, 1994

      Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended August 31, 1994.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             A.G. EDWARDS, INC.
                                                (Registrant)



     Date:  October 14, 1994             /s/ Benjamin F. Edwards, III
                                             BENJAMIN F. EDWARDS, III
                                             Principal Executive Officer



     Date:  October 14, 1994             /s/ David W. Mesker
                                             DAVID W. MESKER
                                             Principal Financial Officer