Form 10-Q
period 1994-11-30
EDWARDS A G INC
filed 1995-01-13
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1994 Commission file number 1-8527


                               A.G. EDWARDS, INC.


State of Incorporation:  DELAWARE       I.R.S. Employer Identification No. 43-
1288229


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



At January 1, 1995, there were 61,656,736 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.





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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                     November 30,  February 28,
                                                         1994          1994

            ASSETS
Cash and cash equivalents                           $    34,573   $    40,341

Cash and government securities, at market,
 segregated under
 federal and other regulations                           44,536       195,726

Securities purchased under agreements to
resell                                                   18,368       114,553

Receivable from brokers and dealers                     175,690       260,858

Receivable from customers, less allowance for
 doubtful accounts of $3,425 and $3,400               1,474,984     1,218,145

Securities inventory, at market
  State and municipal                                    73,352        97,991
  Government and agencies                                18,116        28,864
  Corporate                                              51,220        40,904

Property and equipment, at cost, net of
 accumulated depreciation and amortization
 of $139,391 and $124,423                               167,761       145,441

Other assets                                            109,120        93,767


                                                    $ 2,167,720   $ 2,236,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                          $   131,900   $        --
Checks payable                                          128,835       111,947
Securities sold under agreements to repurchase           20,547            --
Payable to brokers and dealers                          292,822       623,034
Payable to customers                                    408,414       355,224
Securities sold but not yet purchased, at market         45,763        24,109
Employee compensation and related taxes                 223,801       285,213
Income taxes                                              2,450         9,959
Other liabilities                                        31,798        36,737
   Total Liabilities                                  1,286,330     1,446,223

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares, none issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 61,654,223 and 60,446,336 shares              61,654        60,446

   Additional paid-in capital                           182,778       165,124

   Retained earnings                                    642,538       576,073
                                                        886,970       801,643

   Less:  Unamortized expense of restricted
           stock awards                                   5,580        11,276
   Total Stockholders' Equity                           881,390       790,367
                                                    $ 2,167,720   $ 2,236,590

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months                  Nine Months
                                      Ended November 30,           Ended November 30,
                                      1994            1993           1994        1993

REVENUES:
  Commissions                      $150,981        $ 193,612      $ 481,344   $ 563,720
  Principal transactions             60,298           43,337        175,141     144,226
  Investment banking                 24,423           46,656         76,934     121,929
  Interest                           27,506           18,903         74,573      54,837
  Other                              25,926           24,764         78,236      71,837
                                    289,134          327,272        886,228     956,549
EXPENSES:
  Compensation and benefits         183,965          210,392        572,217     617,945
  Communications                     18,713           18,335         55,223      54,764
  Occupancy and equipment            18,793           17,145         54,432      49,973
  Floor brokerage and clearance       3,660            3,606         10,824      11,441
  Interest                            1,948              249          5,109         971
  Other operating expenses           13,829           12,663         39,567      40,408
                                    240,908          262,390        737,372     775,502


EARNINGS BEFORE
  INCOME TAXES                       48,226           64,882        148,856     181,047

INCOME TAXES                         18,369           23,770         56,850      66,240

NET EARNINGS                       $ 29,857        $  41,112      $  92,006   $ 114,807

Earnings per share                     $.48             $.67          $1.49       $1.91

Dividends per share                    $.14             $.14           $.42        $.38


Average common and common
 equivalent shares outstanding       62,617          60,785          61,853      59,992

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                              Unamortized
                                                       Additional               Expense of
                                            Common       Paid-in     Retained  Restricted     Treasury
                                             Stock       Capital     Earnings  Stock Awards     Stock

BALANCES, March 1, 1993                    $ 46,159    $ 125,328    $ 452,045    $ (8,292)     $    0
 Net earnings                                                         114,807
 Cash dividends -
      $.38 per share                                                  (22,340)

 Treasury stock acquired                                                                           (9)

 Stock issued:
      Employee stock
         purchase/option plans                1,134       22,780                                  427
      Restricted stock                          384       13,377                  (11,953)       (418)

 Amortization of restricted
      stock awards                                                                  6,722

 Stock Split -- 5-for-4                      11,914      (11,914)

BALANCES, November 30, 1993                $ 59,591    $ 149,571    $ 544,512    $(13,523)     $    0

BALANCES, March 1, 1994                    $ 60,446    $ 165,124    $ 576,073    $(11,276)     $    0
 Net earnings                                                          92,006
 Cash dividends -
      $.42 per share                                                  (25,541)

 Treasury stock acquired                                                                       (2,766)

 Stock issued:
      Employee stock
         purchase/option plans                1,211       16,848                                3,370
      Restricted stock                          (3)          806          381                    (604)

 Amortization of restricted
      stock awards                                                                  5,315

BALANCES, November 30, 1994                $ 61,654    $ 182,778    $ 642,538    $ (5,580)     $    0

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended November 30,
                                                                  1994          1993

Cash Flows from Operating Activities:
     Net earnings                                             $  92,006      $ 114,807
     Noncash items included in earnings                          30,658         28,899
     Decrease in segregated cash and government securities      151,190        240,479
     (Decrease) increase in net payable to brokers
       and dealers                                             (245,044)        29,236
     Increase in net receivable from customers                 (203,649)      (392,515)
     Decrease (increase) in net securities inventory             46,725         (7,864)
     Net change in other assets and liabilities                 (67,176)       (16,854)
  Net cash used in operating activities                        (195,290)        (3,812)

Cash Flows from (payments for) Investing Activities:
     Securities purchased under agreements to resell             96,185
     Capital expenditures and other investments                 (52,812)       (17,416)
  Net cash provided by (used in) investing activities            43,373        (17,416)

Cash Flows from (payments for) Financing Activities:
     Bank loans                                                 131,900         22,300
     Securities sold under agreements to repurchase              20,547
     Employee stock transactions                                 22,009         25,731
     Cash dividends                                             (25,541)       (22,340)
     Treasury stock                                              (2,766)            (9)
  Net cash provided by financing activities                     146,149         25,682

Net (Decrease) Increase in Cash and Cash Equivalents             (5,768)         4,454
Cash and Cash Equivalents at March 1                             40,341         27,963
Cash and Cash Equivalents at November 30                      $  34,573      $  32,417

Income tax payments totaled $67,858 and $80,172 during the nine month periods ended November 30, 1994 and 1993, respectively.

Interest payments totaled $4,484 and $948 during the nine month periods ended November 30, 1994 and 1993, respectively.

Supplemental disclosure of noncash financing activities - restricted stock awarded, net of forfeitures, totaled $11,953 during the nine month period ended November 30, 1993.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1994
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1994. Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1994, are not necessarily indicative of the results for the year ending February 28, 1995.

COMMON STOCK:

Options to purchase 1,250,000 shares of common stock granted to employees under the Employee Stock Purchase Plan are exercisable October 2, 1995, at 85% of market price based on dates specified in the plan. Employees purchased 1,228,565 shares at $15.30 per share in October 1994, of which, 132,559 shares were treasury shares.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule of the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 1994, Edwards' net capital of $558,531,000 was $531,905,000 in excess of the minimum required.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 1994 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1993

Results of Operations

The nine months ended November 30, 1994 saw a downturn of retail investor activity from the upward trend experienced during our last three fiscal years. Despite NYSE and Nasdaq overall trading volumes increasing, the retail investor portion has slowed versus the same period last year. The number of branches and brokers increased to 505 and 5,396, which represent increases of 4% and 6%, respectively, compared to the same period last year.

Total revenues declined $70 million (7%) from last year, from $956 million to $886 million. Expenses were $737 million, a decrease of $38 million (5%), resulting in profit margins of 10.4% in 1994 versus 12.0% in 1993.

Total commission revenue decreased $82 million (15%) primarily due to decreases in listed, over-the-counter and mutual fund revenue partially offset by an increase in the sale of annuities. The combination of listed and over-the-counter revenue decreased $34 million reflecting the uncertainty in the equity markets caused by rising interest rates. Despite NYSE total volume increasing 9%, the Company's listed trades were down 9%. Mutual fund revenue declined $53 million due mainly to a 60% drop in sales of income funds which reflects the industry wide downturn in mutual fund sales. Insurance revenue rose $5 million primarily due to increased customer demand for annuities.

Revenues from principal transactions increased $31 million (21%). This increase was principally the result of rising interest rates this year which was followed by increased revenue from sales of debt securities, primarily municipal and government bonds. These sales increased $35 million while inventory gains decreased $3 million.

Investment banking revenue decreased $45 million (37%) due to declines in nearly every category. Revenues from corporate equity issues dropped $26 million (43%) due to the drastic slow down in initial public offerings caused by the uncertainty and the poor performance of the equity markets. Municipal bond sales revenue decreased $8 million (53%) primarily due to the slow down in refundings as well as the decrease in the supply of new issues caused by higher interest rates this year. Management fees have also decreased $9 million (32%) due to participation as manager or co-manager in a smaller number of offerings in both corporate equity and municipal bond issues this year.

Interest revenues increased $20 million (36%) due to higher customer receivables, which are up 24%, coupled with higher interest rates.

Other revenues increased $6 million (9%) due to an increase in fees received in connection with customer investments under professional management. Service fees have also increased due to a rise in custodial and transaction fees.

Compensation and benefits decreased $46 million (7%) primarily from lower commission expense due to decreased commissionable revenue and a decline in incentive related compensation caused by reduced earnings. These were partially offset by increased salaries and related benefits as a result of branch and home office expansion.

Occupancy and equipment expense increased $4 million (9%) primarily due to branch expansion and an increase in software costs.

Interest expense rose $4 million due to higher interest rates coupled with an increase in average short-term borrowings resulting from a continued increase in average customer receivables.

Other expense decreased slightly with a decrease in costs associated with litigation being offset by increases in travel and broker registration fees.

The effective income tax rate increased due to higher state income taxes.

Liquidity and Capital Resources

No material changes have taken place since February 28, 1994 regarding the Company's liquidity, capital resources and overall financial condition.


                THREE MONTHS ENDED NOVEMBER 30, 1994 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 1993

Net earnings for the quarter ended November 30,1994 were $30 million on revenues of $289 million compared to net earnings of $41 million on revenues of $327 million for the same period a year ago. The explanation of revenue and expense fluctuations presented in the results for the nine months ended are generally applicable to the three months of operations.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

      There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1994.

Item 6:      Exhibits and Reports on 8-K

      Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended November 30, 1994.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  January 13, 1995       /s/ BENJAMIN F. EDWARDS,III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  January 13, 1995       /s/ DAVID W. MESKER
                                   DAVID W. MESKER
                                   Principal Financial Officer