Form 10-K405
period 1995-02-28
EDWARDS A G INC
filed 1995-05-26
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended February 28, 1995  Commission file number  1-8527


                               A.G. EDWARDS, INC.

State of Incorporation:  DELAWARE

                             I.R.S. Employer Identification No.:  43-1288229

                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103

Registrant's telephone number, including area code:  (314) 289-3000

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

The aggregate market value of voting stock held by non-affiliates was approximately $1.40 billion at May 1, 1995.

At May 1, 1995, there were 62,360,281 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 22, 1995 (the "Company's 1995 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in
Part IV of this Form 10-K.
                                     PART I

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

Edwards' business, primarily with individual customers, is conducted through the fourth largest stock broker branch office network (based upon number of offices) in the United States, which consists of 516 offices (up from 491 at the end of the prior fiscal year) in 48 states and the District of Columbia. At
February 28, 1995, Edwards had 10,741 full-time employees (up from 10,206) including 5,483 investment brokers (up from 5,195) providing services for approximately 1,580,000 individual, corporate and institutional customers (up from 1,460,000). No single customer accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation. Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant.

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a futures commission merchant and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association
(NFA). The A.G. Edwards Trust companies provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner in 64 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985. Edwards Development Corporation is the sole general partner in Indianapolis Historic Partners (IHP), a partnership, in which Edwards owns the entire limited partnership interest. IHP purchased, renovated and now operates residential rental property in the Indianapolis, Indiana area.

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

The Company markets and distributes its products and services to individual, corporate and institutional customers in the 48 contiguous states and the District of Columbia through its branch office network, 5,483 investment brokers and 5,258 support employees.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 50% of total revenue in each of the last five years. The following briefly describes the Company's principal sources of commission revenue.

Listed and Over-the-Counter Securities. A significant portion of the Company's revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards' brokerage customers are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards' commission rates for brokerage transactions vary with the size and complexity of the transactions.

Options. Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities. These contracts primarily cover various common stocks and stock indexes. Edwards also holds memberships for trading on principal option exchanges.

Mutual Funds. Edwards distributes mutual fund shares in continuous offerings of open-end funds as well as new underwritings of closed-end funds. Income from the sale of mutual funds is derived primarily from the standard dealer's discount which varies as a percentage of the customer's purchase price depending upon the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales, including distribution fees, continue to be a significant portion of overall revenues. Edwards does not sponsor its own mutual fund products.

Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards' customer futures transactions are executed and cleared through Clearing. Nearly all transactions in futures contracts are executed requiring a relatively low margin deposit, usually 3% to 12% of the total contract amount. Consequently, the risk to the customer and resulting credit risk assumed by Edwards is substantial, generally greater than on securities transactions. To limit its exposure, Edwards requires customers to meet minimum net worth requirements and other established credit standards, in addition to the margin deposits. Regulations of some commodity exchanges limit the allowable upward or downward price fluctuations for each commodity on a given day. These restrictions on price fluctuations may preclude purchases or sales necessary to limit losses or realize gains.

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

PRINCIPAL TRANSACTIONS

Transactions with customers in the equity and fixed income over-the-counter markets may be effected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued at market and unrealized gains or losses are included in the results of operations. Securities fluctuations may be sudden and sharp as a result of changes in market conditions. To the extent Edwards can correctly anticipate such changes, risks may be reduced by varying inventory levels or by use of hedging strategies.

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

Underwriting involves risk. As an underwriter, Edwards may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or a part of its commitment at less than the purchase price. Under federal and state securities laws, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. Generally, issuers agree to indemnify underwriters against such liabilities, but otherwise, underwriters are not specifically insured. In addition, the commitment of capital to underwriting may reduce Edwards' regulatory net capital position and, consequently, its underwriting participation may be limited by the requirement that it must at all times be in compliance with the net capital rules administered by the Securities and Exchange Commission (SEC).

Although it is generally more profitable to manage or co-manage an underwriting, as opposed to being a participant, managers generally commit to underwriting a greater portion of the offering than the other members of the underwriting group and consequently, managers assume a greater risk.

CUSTOMER FINANCING

Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to customers for a portion of the purchase price, with the customer's securities held as collateral. The amount of credit is limited by the initial margin regulations of the Federal Reserve Board. The current prescribed minimum initial margin for equity securities is equal to 50% of the value of equity securities purchased. The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards' maintenance requirements generally exceed the exchanges' requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the customer's indebtedness before the collateral can be liquidated.

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

Although borrowings from banks, either unsecured or secured by customer collateral securities, are an available source of funds to carry customer margin accounts, the Company's stockholders' equity, cash received from loans of customers' collateral securities to other brokers and, to the extent permitted by regulations, customer free credit balances, provide most of the funds required.

RESEARCH

Edwards provides both technical market analysis and fundamental analysis of numerous industries and individual securities for use by its investment brokers and customers. In addition, reviews and analysis of general economic conditions, along with asset allocation recommendations, are also available. These services are provided by Edwards' research analysts, economists and market strategists. Revenues from research activities are derived principally through resulting transactions on an agency or principal basis.

TRUST SERVICES

Edwards, through the A.G. Edwards Trust companies, provides its customers with a full range of personal, ERISA and custodial trust services. Through four separate state charters, the A.G. Edwards Trust companies are able to provide trust services to customers in most states.

MANAGED ACCOUNTS

Customers desiring professional money management are offered two separate account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the customer's investment objectives. Through Asset Performance Monitor(R), Edwards provides customers access to investment management, performance measurement, management search and related consulting services.

ADDITIONAL SERVICES

Edwards offers UltraAsset, Total Asset and the Cash Convenience accounts, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on free credit balances held in customer accounts. In addition, the UltraAsset and Total Asset accounts allow customers access to their margin securities and money market shares through the use of debit cards and checking services provided by a major bank. The UltraAsset account offers additional advanced features and special investment portfolio reports.

Edwards provides custodial services for customers' self-directed Individual Retirement Accounts and Keogh plans.

Edwards sponsors, from time to time, and acts as selling agent for commodity pool limited partnerships. These units are offered for sale by Edwards and other broker-dealers.

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous broker-dealers, some of whom possess greater financial resources than the Company. Edwards competes for customers on the basis of price, the quality of its services, financial resources and reputation within the customers' communities. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and customers has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate and other investment opportunities. It is likely that competition from commercial banks and their affiliates will intensify as these institutions continue to expand their brokerage service and underwriting activities.

REGULATION

Edwards, as a broker-dealer and futures commission merchant, and Clearing, as a futures commission merchant, are subject to various federal and state laws which specifically regulate their activities as a broker-dealer in securities and commodities, as an investment advisor, as an insurance agent and as a commodity clearing company. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of A.G. Edwards, Inc. to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of customer funds resulting from securities and commodities transactions and the extension
of credit to customers on margin transactions.   Infractions of these rules and
regulations may include suspension of individual employees and/or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Additional information regarding regulation is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" included in Item 8 of this Form 10-K.

Under the Market Reform Act of 1990 and the Futures Trading Practices Act of 1992, the SEC and CFTC, respectively, adopted regulations requiring certain registered broker-dealers and futures commission merchants (FCM) to maintain, preserve and periodically describe and report their risk management policies and certain other information concerning affiliates whose activities are reasonably likely to have a material impact on the financial or operating condition of the broker-dealer or FCM. Edwards and Clearing are each subject to one or both of these laws and related regulations.

Additionally, the four state-chartered trust companies are separately regulated by banking or trust laws of the states in which they are incorporated. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. The Ceres Investment Company, a commodity pool operator and general partner of five commodity pools sponsored by Edwards, is regulated by the CFTC and the NFA.

ITEM 2.    PROPERTIES.

The Company's headquarters, consisting of several buildings located at One North Jefferson Avenue, St. Louis, Missouri, contains approximately 1,100,000 square feet of general office space, as well as underground and surface parking. The buildings are located on approximately 650,000 square feet of land owned by the Company. The Company also owns approximately 430,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. The Company has announced plans to expand its home office facilities. The cost of this expansion, while not determined with certainty, is estimated to be $40 to $45 million. Also, the Company owns two of its branch office buildings and another office building which serves as a data processing and contingency planning facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 28, 1995, was $30,247,000.

ITEM 3.    LEGAL PROCEEDINGS.

   (a) Litigation

       The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, based on consultation with counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial statements of the Company.

   (b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year Covered by This Report.

       Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1995.




EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 1995. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

                                                                                  Officer of the
     Name                 Age         Office & Title                                  Company

Benjamin F. Edwards III    63    Chairman of the Board,                                1983
                                 President and Chief Executive
                                 Officer of the Company.
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer of Edwards.  Employee
                                 of Edwards for 38 years.
                                 Director of Edwards since 1967.

Robert G. Avis             63    Vice Chairman of the Board of                         1984
                                 the Company.  Vice Chairman of
                                 the Board, Executive Vice President,
                                 Director of the Investment Banking Division
                                 and Director of the Sales and
                                 Marketing Division of Edwards.
                                 Employee of Edwards for 29 years.
                                 Director of Edwards since 1970.

Robert L. Bagby            51    Corporate Vice President,                             1991
                                 Director of the Branch Division
                                 of Edwards since March 1995.
                                 Assistant Director of the Branch
                                 Division of Edwards from 1980 to 1995.
                                 Employee of Edwards for 20 years.
                                 Director of Edwards since 1979.

Robert C. Dissett          57    Corporate Vice President,                             1990
                                 Assistant Treasurer and
                                 Director of Operations of Edwards.
                                 Employee of Edwards for 33 years.
                                 Director of Edwards since 1973.

Alfred E. Goldman          61    Senior Vice President, Technical                      1991
                                 Market Analysis of Edwards.
                                 Employee of Edwards for 35 years.
                                 Director of Edwards since 1967.

Douglas L. Kelly           46    Secretary of the Company.  Vice President,            1994
                                 Secretary and Director of Law and
                                 Compliance of Edwards.  Employee of
                                 Edwards for 1 year.  Director of
                                 Edwards since January 1994.

Eugene J. King             63    Vice President, Controller and                        1983
                                 Assistant Treasurer of the Company.
                                 Senior Vice President, Assistant
                                 Treasurer and Controller of Edwards.
                                 Employee of Edwards for 24 years.
                                 Director of Edwards since 1988.

David W. Mesker            63    Treasurer of the Company.  Treasurer,                 1983
                                 Senior Vice President and Director
                                 of the Staff Division of Edwards.
                                 Employee of Edwards for 33 years.
                                 Director of Edwards since 1967.

Robert L. Proost           57    Vice President of the Company.  Corporate             1990
                                 Vice President, Assistant Secretary and
                                 Director of Administration of Edwards.
                                 Employee of Edwards for 7 years.
                                 Director of Edwards since 1989.


All of the above officers, except Mr. Kelly, have served as officers of Edwards during the past five years. Mr. Kelly was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage practicing law in the corporate, commercial and securities areas for 20 years prior to his employment with the Company. Peper, Martin, Jensen, Maichel and Hetlage serves as one of the Company's legal counsel.

Benjamin F. Edwards III and Robert G. Avis are stepbrothers.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.

Quarterly Financial Information (Unaudited)

                                 Cash         Stock Price                         Earnings          Net
                              Dividends      Trading Range        Revenues       Before Tax       Earnings      Earnings
                              Per Share       High -- Low      (In millions)   (In millions)   (In millions)   Per Share
Fiscal 1994 by Quarter
First                           $.12        22 3/4 -- 18 3/8       $314.9          $59.4           $38.1         $.64
Second                           .12        22 1/4 -- 18            314.4           56.8            35.6          .60
Third                            .14        25 3/8 -- 21 1/4        327.3           64.9            41.1          .67
Fourth                           .14        24 3/8 -- 21 1/4        322.1           62.5            40.1          .66
Fiscal 1995 by Quarter
First                           $.14        22 1/2 -- 16 7/8       $301.6          $49.4           $30.6         $.50
Second                           .14        20 1/4 -- 16 5/8        295.5           51.2            31.6          .51
Third                            .14        20 3/8 -- 16 1/2        289.1           48.2            29.9          .48
Fourth                           .14        22 1/2 -- 16 1/2        292.1           50.5            32.0          .51

Per share data have been restated for stock splits and stock dividends.

A.G. Edwards, Inc. stock is traded on the New York Stock Exchange. (The stock symbol is AGE.) The approximate number of stockholders on February 28, 1995, was 22,800, including customers who hold the Company's stock in their accounts on the books of Edwards.

The next four anticipated dividend payment dates are July 3 and October 2, 1995, and January 2 and April 1, 1996.


ITEM 6.    SELECTED FINANCIAL DATA.

Ten-Year Financial Summary

(In thousands, except per share amounts)           1995            1994            1993            1992             1991
Revenues:
Commissions:
  Listed Securities                        $    236,629     $   273,363     $   231,312     $   203,936     $    140,096
  Options                                        21,576          21,135          19,167          21,745           20,002
  Over-the-Counter Securities                    79,887          92,846          67,781          68,628           37,807
  Mutual Funds                                  203,410         292,756         222,033         166,356           93,914
  Commodities                                    15,261          16,766          13,016          13,941           12,322
  Insurance                                      77,117          74,862          46,757          47,343           39,514
  Limited Partnership Interests                     638           1,229           1,418             787            1,035
  Total                                         634,518         772,957         601,484         522,736          344,690
Principal Transactions:
  Equities                                       37,565          40,260          31,266          23,157           10,922
  Debt Securities                               203,460         146,705         184,040         165,284          145,732
  Total                                         241,025         186,965         215,306         188,441          156,654
Investment Banking:
  Underwriting Fees and
   Selling Concessions                           70,156         111,379          87,061          77,464           44,167
  Management Fees                                22,574          35,594          21,251          13,389           11,161
  Total                                          92,730         146,973         108,312          90,853           55,328
Interest:
  Margin Account Balances                        89,971          60,491          50,098          47,026           51,209
  Securities Owned and Deposits                  15,548          14,074          14,631          16,915           15,025
  Total                                         105,519          74,565          64,729          63,941           66,234
Other                                           104,550          97,181          84,557          72,688           52,001
  Total Revenues                              1,178,342       1,278,641       1,074,388         938,659          674,907

Expenses:
  Compensation and Benefits                     756,736         828,409         692,127         594,404          422,524
  Communications                                 74,708          73,048          66,899          62,468           58,323
  Occupancy and Equipment                        73,108          67,258          61,701          56,035           49,783
  Floor Brokerage and Clearance                  14,355          15,062          15,016          13,741           11,461
  Interest                                        6,818           1,113           1,886           1,186            4,229
  Other Operating Expenses                       53,288          50,180          46,774          42,793           36,925
  Total Expenses                                979,013       1,035,070         884,403         770,627          583,245

Earnings Before Income Taxes                    199,329         243,571         189,985         168,032           91,662
Income Taxes                                     75,210          88,700          70,560          62,500           32,500
Net Earnings                               $    124,119     $   154,871     $   119,425     $   105,532     $     59,162

Per Share Data:
  Earnings                                        $2.00           $2.57           $2.07           $1.88            $1.10
  Cash Dividends                                  $ .56           $ .52           $ .43           $ .37            $ .29
  Book Value                                     $14.76          $13.08          $10.66           $8.84            $7.19
Other Data:
  Total Assets                               $2,224,282      $2,236,590      $2,111,192      $1,577,143       $1,402,627
  Stockholders' Equity                         $919,281        $790,367        $615,240        $492,010         $385,869
  Cash Dividends                                $34,200         $30,843         $24,624         $20,622          $15,480
  Return on Average Equity                        14.5%           22.0%           21.6%           24.0%            16.2%
  Pretax Return on Average Equity                 23.3%           34.7%           34.3%           38.3%            25.1%
  Net Earnings as a Percent of Revenues           10.5%           12.1%           11.1%           11.2%             8.8%
  Average Common and Common
  Equivalent Shares Outstanding                  62,178          60,354          57,827          56,101           54,016

Ten-Year Financial Summary (continued)

(In thousands, except per share amounts)           1990            1989            1988            1987             1986

Revenues:
Commissions:
  Listed Securities                        $    129,288     $    95,276     $   114,906     $   109,511     $     82,450
  Options                                        18,141          14,201          26,668          23,073           16,787
  Over-the-Counter Securities                    36,500          28,765          38,810          37,684           26,163
  Mutual Funds                                   80,998          54,197          92,769         148,413           95,312
  Commodities                                    11,941          12,413          12,087          10,991            9,335
  Insurance                                      40,424          39,082          36,120          15,728           11,056
  Limited Partnership Interests                   1,736           1,843           2,877           3,216            8,069
  Total                                         319,028         245,777         324,237         348,616          249,172
Principal Transactions:
  Equities                                       11,741           9,166           7,680          10,951            6,750
  Debt Securities                               116,624          97,247          60,406          45,693           48,013
  Total                                         128,365         106,413          68,086          56,644           54,763
Investment Banking:
  Underwriting Fees and
   Selling Concessions                           42,395          54,308          35,847          47,502           39,963
  Management Fees                                11,542          12,071           7,472          14,506            9,449
  Total                                          53,937          66,379          43,319          62,008           49,412
Interest:
  Margin Account Balances                        50,489          44,260          39,722          32,539           30,278
  Securities Owned and Deposits                  14,817          11,321           8,279           8,642            7,945
  Total                                          65,306          55,581          48,001          41,181           38,223
Other                                            40,387          26,562          20,887          17,953           12,759
  Total Revenues                                607,023         500,712         504,530         526,402          404,329

Expenses:
  Compensation and Benefits                     374,119         301,421         309,753         323,524          246,142
  Communications                                 52,527          47,601          42,738          37,521           32,226
  Occupancy and Equipment                        42,560          36,097          32,459          27,788           24,230
  Floor Brokerage and Clearance                  10,031           9,400          10,648           9,464            7,539
  Interest                                        6,314           8,604           7,126           4,089            3,784
  Other Operating Expenses                       29,948          45,292          45,303          25,661           21,558
  Total Expenses                                515,499         448,415         448,027         428,047          335,479

Earnings Before Income Taxes                     91,524          52,297          56,503          98,355           68,850
Income Taxes                                     32,700          17,348          20,490          44,625           30,768
Net Earnings                               $     58,824     $    34,949     $    36,013     $    53,730     $     38,082

Per Share Data:
  Earnings                                        $1.09           $ .66           $ .67           $1.00            $ .72
  Cash Dividends                                  $ .28           $ .26           $ .26           $ .24            $ .21
  Book Value                                      $6.45           $5.64           $5.20           $4.82            $4.08
Other Data:
  Total Assets                               $1,126,004      $1,062,640        $869,940        $982,300         $917,961
  Stockholders' Equity                         $343,539        $300,585        $274,100        $256,833         $214,598
  Cash Dividends                                $15,185         $13,904         $13,990         $12,734          $11,169
  Return on Average Equity                        18.3%           12.2%           13.6%           22.8%            18.8%
  Pretax Return on Average Equity                 28.4%           18.2%           21.3%           41.7%            33.9%
  Net Earnings as a Percent of Revenues            9.7%            7.0%            7.1%           10.2%             9.4%
  Average Common and Common
  Equivalent Shares Outstanding                  53,922          53,119          53,561          53,584           53,020

Per share data have been restated for stock splits and stock dividends.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Management's Financial Discussion


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

  The securities industry's sensitivity to interest rate trends was demonstrated again in fiscal 1995 as profitability declined industry-wide following three years of record profits in a declining interest rate environment. In February 1994, the Federal Reserve increased interest rates for the first time in five years and subsequently raised rates an additional six times. What followed was a steep decline in bond prices, resulting in the bond market's worst performance in decades. Rising interest rates also adversely affected underwriting activities in both the government and corporate sectors, leading to a substantial decline in debt refundings and new issuance of both debt and equity securities. Debt refundings, which occur when issuers refinance their debt at lower rates, were especially hard hit after rising to record levels during the prior three years of lower interest rates. Mutual fund sales decreased industry-wide, and redemptions of mutual fund shares rose sharply over the previous year. The Mexican government devalued the peso in December, sending tremors through emerging markets. Overall, foreign stock markets were in decline. However, despite the decline in bond prices and underwriting activities, the stock market, buoyed by corporate earnings, increased modestly, as the Dow Jones Industrial Average closed the fiscal year at 4,011, up from 3,832 on February 28, 1994. The New York Stock Exchange and the Nasdaq reported a record volume of securities traded for the year.


Results of Operations

  After five consecutive years of achieving record revenues and profitability, the Company's revenues, net earnings and earnings per share declined in fiscal 1995, reflecting the overall trend in the securities industry. Fiscal 1995 revenues decreased 8% ($100 million) from $1.3 billion in 1994 to $1.2 billion, but remained $100 million over 1993's revenues. Net earnings of $124 million in fiscal 1995 were down 20% from $155 million in 1994 and up slightly over 1993's net earnings of $119 million. Earnings per share were $2.00 in the current year, versus $2.57 and $2.07 in 1994 and 1993, respectively. Profit margins declined to 10.5% in fiscal 1995 compared with 12.1% and 11.1% in 1994 and 1993, respectively. Despite their decline, fiscal 1995 revenues and profitability were still the second highest in the Company's history. Fiscal 1995 earnings per share represented the third highest.

  During the last five years, the number of A.G. Edwards investment brokers increased 42%. This included a 6% increase in 1995, which brought the total number of investment brokers to 5,483 at fiscal year end. The number of investment brokers also grew by 6% in 1994 and approximately 8% in each of the previous three years. The number of locations increased to 516 in 1995, from 491 at the prior year's end. It is the Company's intent to continue expanding its distribution system as opportunities present themselves.

  The following table summarizes the changes in the major categories of revenues and expenses for the past two fiscal years (in thousands):

                                            1995 vs. 1994       1994 vs. 1993
                                                    Increase (Decrease)
Revenues:
Commissions                               $(138,439)  (18)%      $171,473   29%
Principal transactions                       54,060    29         (28,341) (13)
Investment banking                          (54,243)  (37)         38,661   36
Interest                                     30,954    42           9,836   15
Other                                         7,369     8          12,624   15
 Total                                    $(100,299)   (8)%      $204,253   19%

Expenses:
Compensation and benefits                  $(71,673)   (9)%      $136,282   20%
Communications                                1,660     2           6,149    9
Occupancy and equipment                       5,850     9           5,557    9
Floor brokerage and clearance                  (707)   (5)             46   --
Interest                                      5,705   513            (773) (41)
Other operating expenses                      3,108     6           3,406    7
 Total                                     $(56,057)   (5)%      $150,667   17%


Commissions

  Commissions represent the most significant source of revenue for the Company, accounting for more than 50% of total revenue. Commission revenue dropped 18% ($138 million) in fiscal 1995, compared with a 29% ($171 million) increase in 1994. Commissions from mutual fund sales and listed and over-the-counter equity transactions accounted for nearly all of the 1995 decline, reflecting decreased retail investor activity due to uncertainties in the equities markets.
Following the industry-wide trend, commissions from mutual fund sales declined 40% ($100 million), as sales of bond funds and other income-oriented funds dropped 63%, and growth fund sales decreased 29% from the previous year. Distribution fees received from mutual funds increased $11 million to partially offset the decrease in sales revenue. Despite record trading volume and slightly higher stock prices, commissions generated from equity transactions declined approximately 13% ($49 million) in fiscal 1995.

  In contrast, fiscal 1994 mutual fund revenues, including distribution fees, rose 32% ($71 million), reflecting record industry-wide sales. During 1994, mutual funds attracted investors searching for higher yields. Commissions from listed equities transactions and over-the-counter equities transactions increased 18% ($42 million) and 37% ($25 million) in 1994, respectively, as the equity markets benefited from a three-year trend of declining interest rates. Investor demand for small- and medium-capitalization stocks contributed to the higher over-the-counter revenue. Trading volume on the New York Stock Exchange and the Nasdaq increased 30% and 42%, respectively. A 60% ($28 million) increase in the sale of insurance products, primarily tax-deferred annuities, also contributed to the fiscal 1994 increase in commission revenues.


Principal Transactions

  The Company effects transactions with customers by acting as a principal, and as such, must maintain the levels of securities inventory necessary to satisfy customer order flow. Realized and unrealized gains and losses may result from holding securities positions for resale to customers and are included in principal transaction revenue.

  Principal transaction revenues were up 29% ($54 million) in fiscal 1995, partially offsetting the decline in the Company's overall revenues. This rise in principal transaction revenue in 1995 was primarily due to increased sales of municipal and government debt securities, which collectively produced 45% ($51 million) higher revenues than 1994. Volatility in the bond markets following rising interest rates led investors to longer-term, more conservative investments, and higher interest rates contributed to an increased demand for tax-free investments. Higher sales of mortgage securities also contributed to the increase in principal transaction revenues. In contrast, fiscal 1994's revenue from debt securities decreased primarily due to a 23% ($33 million) drop in revenue from municipal and government bonds; a declining interest rate environment led investors to alternative investment vehicles, such as stocks and equity mutual funds. Fiscal 1995 results include a $4.1 million increase in bond inventory gains, compared with the $11 million decline reported in fiscal 1994.

  Revenue from equity securities was down slightly in 1995 due principally to lower equity inventory gains, while fiscal 1994 reflected a 29% ($9 million) increase due to the more favorable market conditions for stocks.


Investment Banking

  The Company derives investment banking revenue from underwriting public offerings of securities for corporations and governmental entities and by providing advisory services for such clients.

  The rising interest rate environment of fiscal 1995 was reflected in the 37% ($54 million) reduction of revenue generated from investment banking activities compared to fiscal 1994. Underwriting fees and selling concessions from corporate equity underwriting, primarily closed-end mutual funds, declined 46% ($34 million) in 1995 after increasing 48% ($24 million) in 1994. Fiscal 1994 reflected more favorable market conditions for the issuance of equity securities. Revenues from municipal debt issues declined 33% ($9 million) due to a significant reduction in debt refundings and in the supply of new bonds. Increased revenues of $4 million from corporate debt issues, due to two large offerings in the current year, partially offset the revenue decline from municipal issues. Fees received for serving as managing underwriter fell to $23 million from $36 million in the previous year and were $21 million in 1993. The Company participated as manager in 58 corporate offerings in 1995 and 119 in 1994. Closed-end mutual funds accounted for five corporate offerings in 1995 and 66 in 1994.


Interest

  The Company earns interest revenue principally from financing customer purchases of securities, from debt securities carried for resale to customers and from short-term investments.

  Interest revenue rose in 1995 primarily due to a 22% increase in average receivables in customer margin accounts and an increase in interest rates charged on such receivables. The fiscal 1994 increase was due principally to a 28% rise in average margin account receivables, partially offset by lower interest rates charged on these accounts.


Other

  Other revenues increased 8% in 1995 and 15% in 1994. Fees received in connection with customer investments under professional management and administrative transaction fees accounted for the majority of this increase in both years.


Expenses

  Compensation and benefits, the major components of the Company's overall expenses, declined 9% in fiscal 1995 and rose 20% in 1994. A significant dollar amount of these expenses is directly related to commissionable sales and the firm's profitability. Therefore, a year-to-year comparison generally reflects the 1995 decrease in revenue and profitability and the 1994 increase in revenue and profitability. General and administrative salary expense increased 12% ($16 million) in 1995 and 13% ($16 million) in 1994 due to general increases and expansion.

  In 1994, an amendment to the Company's Incentive Stock Plan defined the service period in connection with restricted stock awards to coincide with the period for which the amount of the award is determined. Beginning in 1994, the amount of the award is expensed in the year granted instead of being amortized over the subsequent three-year restricted period. As a result of this transaction, both 1995 and 1994 include expense for the current-year awards and amortization of awards granted prior to fiscal 1994. The amount charged to expense was $19 million (including $7 million of amortization) in 1995, $25 million (including $9 million of amortization) in 1994 and $6 million (amortization only) in 1993.

  Communication expense was flat in 1995 compared with 1994 due to savings realized by the Company's implementing its own broker workstations to replace leased communications equipment in the branches. These expenses were 9% higher in 1994 than 1993, reflecting higher costs and branch expansion. Occupancy expense increased 9% each year because of rent increases and expansion.

  Interest expense increased to $7 million in 1995 from $1 million in 1994 because of higher average bank borrowings and higher interest rates.


Income Taxes

  For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

  Average assets increased during the last three years primarily because of expansion, increased customer margin activities and growth of earnings. Assets fluctuate in the normal course of business principally because of the timing of certain transactions, which may result in corresponding fluctuations in related liabilities. Customer-related receivables and securities inventory, which are highly liquid, represent a substantial percentage of these assets. The principal sources for financing the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company has no long-term debt. Cash generated from operations, earnings and proceeds from employee stock plans have kept bank borrowings at low levels in the past three years. Average daily borrowings were $64 million in 1995, $14 million in 1994 and $26 million in 1993.

  Capital expenditures for the past three years, including $51 million in fiscal 1995, primarily for computer equipment and branch expansion, have been financed from operations. The Company has commenced plans for future expansion with construction of an employee parking garage to be completed in fiscal 1996. The cost of the garage is expected to be approximately $10 million. Costs for construction of additional Home Office facilities, expected to begin in late fiscal 1996, are estimated to be $40 to $45 million.

  The Company may purchase treasury shares for its employee stock plans. During fiscal 1995, 162,700 shares were purchased and issued in connection with these plans. These expenditures, as well as dividend payments and the cost of expansion, are expected to be financed from operations.

  Because of the Company's size, earnings history and strong financial condition, management believes adequate sources of credit would be available, if needed, to finance higher trading volumes, branch expansion, stock repurchases and major capital expenditures.

  The Company's principal subsidiary, A.G. Edwards & Sons, Inc., is required by the Securities and Exchange Commission (SEC) to maintain specified amounts of liquid net capital to meet its obligations to customers (see Note 5 of the Notes to Consolidated Financial Statements). A.G. Edwards & Sons, Inc.'s net capital in excess of that required by the SEC on February 28, 1995, was approximately $562 million, up from $474 million the previous year.


Other Matters

  The Company does not act as dealer, trader or end-user of complex derivatives, such as swaps, collars or caps. During the past fiscal year, the Company initiated efforts to provide advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company's acquiring a position or commitment in these products. The Company will occasionally hedge a portion of its debt inventory through the use of financial futures contracts. These transactions are not material to the Company's financial condition or results of operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The quarterly financial information required by this item is contained in the table included as Item 5 of this Form 10-K.

Additional Information:

Edwards maintains a Stockbroker's Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $2 million of each such occurrence.


Independent Auditors' Report

To the Board of Directors and Stockholders of A.G. Edwards, Inc.:

  We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
April 20, 1995
St. Louis, Missouri

Consolidated Balance Sheets

                                                        February 28,     February 28,
(In thousands, except share amounts)                            1995             1994
Assets
Cash and cash equivalents                                 $   41,464       $   40,341
Cash and government securities, at market,
  segregated under federal and other regulations              43,808          195,726
Securities purchased under agreements to resell               42,819          114,553
Receivable from brokers and dealers                          309,417          260,858
Receivable from customers, less allowance for doubtful
  accounts of $3,450 and $3,400                            1,359,172        1,218,145
Securities inventory, at market:
  State and municipal                                         77,834           97,991
  Government and agencies                                     30,239           28,864
  Corporate                                                   44,489           40,904
Property and equipment, at cost, net of
  accumulated depreciation and amortization of
  $145,072 and $124,423                                      167,570          145,441
Other assets                                                 107,470           93,767
                                                          $2,224,282       $2,236,590

Liabilities and Stockholders' Equity
Checks payable                                              $106,973         $111,947
Payable to brokers and dealers                               462,693          623,034
Payable to customers                                         415,741          355,224
Securities sold but not yet purchased, at market              39,478           24,109
Employee compensation and related taxes                      246,120          285,213
Income taxes                                                   2,370            9,959
Other liabilities                                             31,626           36,737
    Total Liabilities                                      1,305,001        1,446,223
Stockholders' Equity:
  Preferred stock, $25 par value:
    Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
    Authorized, 250,000,000 shares
    Issued, 62,294,211 and 60,446,336 shares                  62,294           60,446
Additional paid-in capital                                   194,863          165,124
Retained earnings                                            665,992          576,073
                                                             923,149          801,643
Less - Unamortized expense of restricted stock awards          3,868           11,276
    Total Stockholders' Equity                               919,281          790,367
                                                          $2,224,282       $2,236,590

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
(In thousands, except per share amounts)
                                                Year Ended
                                 February 28,  February 28,  February 28,
                                         1995         1994          1993
Revenues:
  Commissions                      $  634,518   $  772,957    $  601,484
  Principal transactions              241,025      186,965       215,306
  Investment banking                   92,730      146,973       108,312
  Interest                            105,519       74,565        64,729
  Other                               104,550       97,181        84,557
                                    1,178,342    1,278,641     1,074,388
Expenses:
  Compensation and benefits           756,736      828,409       692,127
  Communications                       74,708       73,048        66,899
  Occupancy and equipment              73,108       67,258        61,701
  Floor brokerage and clearance        14,355       15,062        15,016
  Interest                              6,818        1,113         1,886
  Other operating expenses             53,288       50,180        46,774
                                      979,013    1,035,070       884,403
Earnings Before Income Taxes          199,329      243,571       189,985
Income Taxes                           75,210       88,700        70,560
Net Earnings                       $  124,119   $  154,871    $  119,425

Earnings per share                     $ 2.00       $ 2.57        $ 2.07

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Three years ended February 28, 1995
(In thousands, except per share amounts)
                                                                               Unamortized
                                                  Additional                       Expense
                                     Common          Paid-in       Retained  of Restricted       Treasury
                                      Stock          Capital       Earnings   Stock Awards          Stock
Balances, March 1, 1992             $44,466        $  95,033      $ 357,244     $  (4,733)       $     0
  Net earnings                                                      119,425
  Cash dividends --
    $.43 per share                                                  (24,624)
  Treasury stock acquired                                                                            (21)
  Stock issued:
    Employee stock
     purchase/option plans            1,306           19,450                                         141
    Restricted stock                    387           10,845                      (10,036)          (120)
  Amortization of
    restricted stock awards                                                         6,477
Balances, February 28, 1993          46,159          125,328        452,045        (8,292)             0
  Net earnings                                                      154,871
  Cash dividends --
    $.52 per share                                                  (30,843)
  Treasury stock acquired                                                                            (26)
  Stock issued:
    Employee stock
     purchase/option plans            1,154           23,087                                         575
    Restricted stock                  1,219           28,623                      (11,893)          (549)
  Amortization of
    restricted stock awards                                                         8,909
  Stock split -- 5 for 4             11,914          (11,914)
Balances, February 28, 1994          60,446          165,124        576,073       (11,276)             0
  Net earnings                                                      124,119
  Cash dividends --
    $.56 per share                                                  (34,200)
  Treasury stock acquired                                                                         (2,766)
  Stock issued:
    Employee stock
     purchase/option plans            1,293           17,538                                       3,500
    Restricted stock                    555           12,201                          439           (734)
  Amortization of
    restricted stock awards                                                         6,969
Balances, February 28, 1995         $62,294        $ 194,863      $ 665,992     $  (3,868)       $     0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


                                                                           Year Ended
                                                          February 28,   February 28,   February 28,
(In thousands)                                                    1995           1994           1993
Cash Flows From Operating Activities:
  Net earnings                                               $ 124,119      $ 154,871      $ 119,425
  Noncash items included in earnings:
    Depreciation and amortization                               28,722         22,895         22,056
    Amortization/expense of restricted stock awards             18,778         24,598          6,477
    Deferred items                                              (6,095)       (11,486)        (5,896)
  (Increase) decrease in operating assets:
    Segregated cash and government securities                  151,918         90,513        (73,238)
    Receivable from brokers and dealers                        (48,559)       214,610       (265,828)
    Receivable from customers                                 (141,027)      (267,208)      (195,065)
    Securities inventory                                        15,197        (18,011)        10,917
    Other assets                                                   927         (1,975)       (10,098)
  Increase (decrease) in operating liabilities:
    Checks payable                                              (4,974)        (1,718)        11,282
    Payable to brokers and dealers                            (160,341)       119,655        259,156
    Payable to customers                                        60,517       (220,059)        91,019
    Securities sold but not yet purchased                       15,369         13,533        (14,585)
    Employee compensation and related taxes                    (39,093)        40,987         52,120
    Income taxes                                                (7,589)        (8,283)         4,888
    Other liabilities                                           (5,111)         6,156          6,939
  Net cash provided by operating activities                      2,758        159,078         19,569
Cash Flows From Investing Activities:
  Securities purchased under agreements to resell               71,734       (114,553)
  Purchase of property and equipment                           (50,851)       (27,546)       (31,970)
  Long-term investments included in other assets                (8,535)          (259)         1,547
  Net cash provided by (used in) investing activities           12,348       (142,358)       (30,423)
Cash Flows From Financing Activities:
  Employee stock transactions                                   22,983         26,527         21,928
  Purchase of treasury stock                                    (2,766)           (26)           (21)
  Cash dividends paid                                          (34,200)       (30,843)       (24,624)
  Net cash used in financing activities                        (13,983)        (4,342)        (2,717)
Net Increase (Decrease) in Cash and Cash Equivalents             1,123         12,378        (13,571)
Cash and Cash Equivalents, at Beginning of Year                 40,341         27,963         41,534
Cash and Cash Equivalents, at End of Year                    $  41,464      $  40,341      $  27,963

See Notes to Consolidated Financial Statements.

Income tax payments totaled $87,269 in 1995, $105,604 in 1994 and $68,638 in 1993.

Interest payments totaled $6,425 in 1995, $1,059 in 1994 and $1,862 in 1993.

Supplemental disclosures of noncash financing activities:
  Restricted stock awards, net of forfeitures, totaled $11,561 in 1995, $27,582 in 1994 and $10,036 in 1993.

Notes to Consolidated Financial Statements
Three years ended February 28, 1995


(1) Summary of Significant Accounting Policies

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

  Securities purchased under agreements to resell (Resale Agreements) are recorded at amounts at which the purchased securities will be sold. Cash and government securities segregated under federal and other regulations included Resale Agreements of $150,000,000 in 1994. The Company's policy is to obtain possession or control of securities purchased under Resale Agreements.

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

  Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding of 62,178,000 in 1995, 60,354,000 in 1994 and 57,827,000 in 1993. Common share equivalents represent the effect of shares issuable under the Company's employee stock plans. Primary and fully diluted earnings per share are substantially the same.


(2) Bank Loans

  Bank loans are short-term borrowings with interest generally based on the federal funds rate. Such loans are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such borrowings was $63,803,000 in 1995, $14,140,000 in 1994 and $25,600,000
in 1993, at effective interest rates of 5.0%, 3.6% and 4.0%, respectively. Substantially all such borrowings were secured by customer-owned securities. There were no borrowings outstanding at February 28, 1995 and 1994.


(3) Employee Stock Plans

  Options to purchase 1,250,000 shares of common stock granted to employees under the Company's stock purchase plan are exercisable October 2, 1995, at 85% of market price based on dates specified in the plan. Employees purchased 1,228,565 shares at $15.30 per share in 1995, 1,227,908 shares at $17.17 per share in 1994 and 1,227,534 shares at $13.05 per share in 1993. Of the shares exercised, 132,559 treasury shares were utilized in 1995.

  Under the Company's stock option plan, three types of benefits may be granted to officers and key employees: restricted stock, stock options and stock appreciation rights. Such awards are subject to forfeiture upon termination of employment during a restricted period. Through February 28, 1995, no stock appreciation rights have been granted.

  Restricted stock awards are made, and shares issued, without cash payment by the employee. The shares are restricted for a vesting period, generally three years, from the award date. In 1994, the Company amended its Incentive Stock Plan to define the service period in connection with restricted stock awards to coincide with the period for which the amount of the award is determined. Therefore, beginning in 1994, awards are expensed in the year granted. For awards prior to 1994, this amount is amortized over the vesting period. Eligible employees as of February 28, 1995, were awarded 546,590 shares with a market value of $11,888,000. As of February 28, 1994, and February 29, 1993, the awards were 883,860 shares and 571,020 shares, respectively, with corresponding market values of $15,689,000 and $12,448,000. As of February 28, 1995, restricted stock awards covering 2,362,183 shares were outstanding with the restrictions expiring at various dates through 1998.

  Stock options are granted to purchase common stock at 100% of market value at date of grant. Such options are exercisable beginning three years from date of grant and expire eight years from date of grant, or earlier upon termination of employment. During the year ended February 28, 1995, options to purchase 472,872 shares were granted and options to purchase 264,747 shares were exercised. During the years 1994 and 1993, respectively, options to purchase 789,347 shares and 462,726 shares were granted, and options for 241,657 shares and 372,559 shares were exercised. Treasury shares of 66,958 in 1995, 30,560 in 1994 and 8,525 in 1993, were utilized for options exercised. Options to acquire 3,007,976 shares of common stock at prices ranging from $6.81 to $21.80 per share were outstanding at February 28, 1995, and expire at various dates through the year 2003.


(4) Employee Profit Sharing Plan

  The Company has an employee profit sharing plan covering substantially all employees, whereby it is obligated to match, in specified amounts as defined therein, portions of contributions made by eligible employees. Additional contributions may be made at the discretion of the Company. Required and discretionary contributions totaled $41,788,000 in 1995, $52,164,000 in 1994 and $44,604,000 in 1993.


(5) Net Capital Requirements

  A.G. Edwards & Sons, Inc. is subject to net capital rules administered by the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Under such rules, this subsidiary must maintain net capital of not less than 2% of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends and loans to affiliates, if its net capital were less than 5% of such items. These rules also require A.G. Edwards & Sons, Inc. to notify and sometimes obtain approval from the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At February 28, 1995, the subsidiary's net capital of $587,456,000 was 45% of aggregate debit items and $561,518,000 in excess of the minimum required.

  Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to A.G. Edwards, Inc. The Company's only restriction with regard to the payment of cash dividends is its ability to obtain cash dividends and advances from its subsidiaries, if needed.


(6) Income Taxes

  Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). This statement replaces the Company's previous income tax accounting method under Accounting Principles Board Opinion No. 11 (APB Opinion 11), which required deferred income taxes to reflect timing differences between taxable income for tax purposes and for financial reporting purposes. Under SFAS 109, deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. The adoption of SFAS 109 did not have a material effect on the Company's financial condition or results of operations.

  The provisions for income taxes consist of (in thousands):
                        1995        1994       1993
Current:
  Federal           $ 67,821   $  85,940   $ 65,631
  State and local     13,484      14,246     10,870
                      81,305     100,186     76,501
Deferred              (6,095)    (11,486)    (5,941)
                    $ 75,210   $  88,700   $ 70,560

  Deferred tax assets totaled $45,545,000 at February 28, 1995, and $37,919,000 at February 28, 1994, and consisted primarily of employee benefits that are not currently deductible. The Company expects to fully realize these deferred tax assets given its historical levels of earnings and related taxes paid; accordingly, no valuation allowance has been established. Deferred tax liabilities totaled $16,027,000 at February 28, 1995, and $14,496,000 at February 28, 1994, and consisted primarily of accelerated depreciation deductions.

  In 1993, the components of deferred income taxes included in the provision for income taxes computed under APB Opinion 11 were as follows (in thousands):

                                                   1993
  Employee benefits                            $ (6,883)
  Accelerated depreciation                        1,209
  Other                                            (267)
                                               $ (5,941)

  The Company's effective tax rate was 38% in 1995, 36% in 1994 and 37% in 1993, which differed from the federal statutory rate of 35% in 1995 and 1994 and 34% in 1993. State and local taxes, net of federal benefit, increased the effective rate by 4% in 1995, 3% in 1994 and 4% in 1993. No other single item had a material impact on the difference in the rates.


(7) Common Stock Rights

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


(8) Commitments and Contingent Liabilities

  The Company has long-term operating leases for office space and communications equipment. Minimum rental commitments under all such noncancelable leases, some of which contain escalation clauses and renewal options, at February 28, 1995, are as follows (in thousands):

Year ending February 28(29),
  1996                         $  34,100
  1997                            29,300
  1998                            22,200
  1999                            17,000
  2000                            12,500
  Later years                     23,700
                               $ 138,800

  Rental expense under all operating leases and equipment maintenance contracts was $34,203,000 in 1995, $37,829,000 in 1994 and $35,006,000 in 1993.

  In the normal course of business, the Company enters into when-issued and underwriting commitments. Transactions relating to open commitments at February 28, 1995, and subsequently settled, had no material effect on the consolidated financial statements as of that date.

  The Company was contingently liable under letter of credit agreements, principally to satisfy margin deposit requirements with a clearing corporation, in the amount of $56,938,000 at February 28, 1995, and $58,000,000 at February 28, 1994. Of this amount, $5,000,000 and $10,000,000, respectively, were collateralized by customer-owned securities. Such agreements are for periods of three months to one year.

  The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial statements of the Company.


(9) Financial Instruments

Off-Balance Sheet Risk and Concentration of Credit Risk

  The Company records customer transactions on a settlement-date basis, generally five business days after trade date. The risk of loss on unsettled transactions is identical to settled transactions and relates to customers' and other counterparties' inability to fulfill their contracted obligations.

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

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 6 of the Company's 1995 Proxy Statement and in Part I of this Form 10-K under the caption "Executive Officers of the Company". Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation" and "Executive Compensation" on page 6 and pages 8 through 16 of the Company's 1995 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1995 Proxy Statement under the caption "Ownership of the Company's Common Stock". Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1995 Proxy Statement under the caption "Certain Transactions". Such information is hereby incorporated by reference.

                                     PART IV

ITEM 14.   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
           EXHIBITS AND REPORTS ON FORM 8-K.
                                                           PAGE
                INDEX                                     NUMBER

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

       Consolidated statements of earnings                  (X)

       Consolidated statements of stockholders' equity      (X)

       Consolidated statements of cash flows                (X)

       Notes to consolidated financial statements           (X)

       (X) The consolidated financial statements, together with the independent auditors' report thereon of Deloitte & Touche LLP, are included in Item 8 of this Form 10-K.

    2. Financial Statement Schedules

       All schedules are omitted due to the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

    3. Exhibits*

       Some of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrant and are incorporated by reference as indicated below.

        2      Not applicable.

        3(i) Certificate of Incorporation filed as Exhibit 3(i) to the Registrant's Form 10-K for the fiscal year ended February 28, 1993.

        3(ii) By-laws filed as Exhibit 3(ii) to the Registrant's Form 10-K for the fiscal year ended February 28, 1994.

        4(i) Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.

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

       10(iii) Certificate of Amendment dated April 27, 1993 to A.G.
               Edwards, Inc. 1988 Incentive Stock Plan (Exhibit 10(ii)) filed as
               Exhibit 10(iii) to Registrant's Form 10-K for the fiscal year ended February 28, 1994.

       11 Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained on pages 31 through 37 in the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995 and incorporated herein by reference.

       12      Not applicable.

       13 Annual Report to Stockholders for the Fiscal Year ended February 28, 1995, was furnished for the information of the Commisson on or about May 15, 1995, and is not deemed "filed" as part of this form 10-K

       16      Not applicable.

       18      Not applicable.

       21      Subsidiaries of the Registrant.

       22      Not applicable.

       23      Independent Auditors' Consent.

       24      Power of Attorney.

       27      Financial Data Schedule.

       28      Not applicable.


*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 1995.





                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 25, 1995            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board




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

/s/  Benjamin F. Edwards III     Chairman of the Board,                May 25, 1995
Benjamin F. Edwards III          President and Director
                                 (Chief Executive Officer)


/s/  David W. Mesker             Treasurer and Director                May 25, 1995
David W. Mesker                  (Principal Financial Officer)


/s/  Eugene J. King              Vice President                        May 25, 1995
Eugene J. King                   (Principal Accounting Officer)


/s/  Robert G. Avis              Vice Chairman of the Board            May 25, 1995
Robert G. Avis                   and Director


/s/  David M. Sisler             Vice Chairman of the Board            May 25, 1995
David M. Sisler                  and Director


/s/  Dr. E. Eugene Carter        Director                              May 25, 1995
Dr. E. Eugene Carter


/s/  Robert C. Dissett           Director                              May 25, 1995
Robert C. Dissett


/s/  Dr. Louis Fernandez         Director                              May 25, 1995
Dr. Louis Fernandez


/s/  Samuel C. Hutchinson, Jr.   Director                              May 25, 1995
Samuel C. Hutchinson, Jr.


/s/  Donna C. E. Williamson      Director                              May 25, 1995
Donna C.E. Williamson

                                  Exhibit Index



     Exhibit   Description

     21        Subsidiaries of the Registrant.

     23        Independent Auditors' Consent.

     24        Power of Attorney.  Included on Signature Page 17.

     27        Financial Data Schedule.