Form 10-Q
period 1995-05-31
EDWARDS A G INC
filed 1995-07-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1995      Commission file number 1-8527


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



At July 1, 1995, there were 62,372,668 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.





                               A.G. EDWARDS, INC.

                                      INDEX
                                                                    Page

PART I.       FINANCIAL INFORMATION

                 Consolidated balance sheets                         1

                 Consolidated statements of earnings                 2

                 Consolidated statements of
                      stockholders' equity                           3

                 Consolidated statements of cash flows               4

                 Notes to consolidated financial statements          5

                 Management's financial discussion                 6 - 7


PART II.      OTHER INFORMATION                                    7 - 8

              SIGNATURES                                             9



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                 May 31,        February 28,
            ASSETS                                1995              1995

Cash and cash equivalents                   $    49,397       $    41,464

Cash and government securities,
  at market, segregated under
  federal and other regulations                  52,554            43,808

Securities purchased under
  agreements to resell                           24,761            42,819

Receivable from brokers and dealers             412,522           309,417

Receivable from customers, less
  allowance for doubtful accounts
  of $3,450                                   1,318,677         1,359,172

Securities inventory, at market
  State and municipal                           105,943            77,834
  Government and agencies                        37,211            30,239
  Corporate                                      38,875            44,489

Property and equipment, at cost, net
  of accumulated depreciation and
  amortization of $152,301 and $145,072         169,399           167,570

Other assets                                    116,245           107,470


                                            $ 2,325,584       $ 2,224,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                  $    54,900       $        --
Checks payable                                  132,060           106,973
Payable to brokers and dealers                  512,801           462,693
Payable to customers                            413,881           415,741
Securities sold but not yet
  purchased, at market                           27,130            39,478
Employee compensation and related taxes         183,093           246,120
Income taxes                                     22,429             2,370
Other liabilities                                30,673            31,626
   Total Liabilities                          1,376,967         1,305,001

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares,
     none issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 62,363,738 and
     62,294,211 shares                           62,364            62,294

   Additional paid-in capital                   196,473           194,863

   Retained earnings                            692,634           665,992
                                                951,471           923,149

   Less:  Unamortized expense
          of restricted stock awards              2,854             3,868
      Total Stockholders' Equity                948,617           919,281
                                            $ 2,325,584       $ 2,224,282

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three Months Ended May 31,
                                                1995         1994
REVENUES:
  Commissions                               $ 181,309    $ 175,138
  Principal transactions                       56,875       56,906
  Investment banking                           25,326       21,259
  Interest                                     32,566       21,739
  Other                                        29,226       26,534
                                              325,302      301,576
EXPENSES:
  Compensation and benefits                   207,395      198,217
  Communications                               19,841       18,712
  Occupancy and equipment                      18,521       17,223
  Floor brokerage and clearance                 3,770        3,841
  Interest                                      1,409          976
  Other operating expenses                     17,153       13,173
                                              268,089      252,142


EARNINGS BEFORE INCOME TAXES                   57,213       49,434

INCOME TAXES                                   21,840       18,880

NET EARNINGS                                $  35,373     $ 30,554

Earnings per share                               $.56         $.50

Dividends per share                              $.14         $.14


Average common and common
 equivalent shares outstanding                 63,644       61,459

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 1994 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                Unamortized
                                                   Additional                    Expense of
                                        Common       Paid-in        Retained     Restricted    Treasury
                                        Stock        Capital        Earnings    Stock Awards    Stock

BALANCES, March 1, 1994              $  60,446     $  165,124     $  576,073    $ (11,276)     $    0

 Net earnings                                                         30,554

 Cash dividends -
      $.14 per share                                                  (8,455)

 Treasury stock acquired                                                                        (2,765)

 Stock issued:
      Employee stock
         purchase/option plans             101          1,382                                      244
      Restricted stock                      (3)           769                          65          (44)

 Amortization of restricted
      stock awards                                                                  1,823

BALANCES, May 31, 1994               $  60,544     $  167,275     $  598,172    $  (9,388)     $(2,565)


BALANCES, March 1, 1995              $  62,294     $  194,863     $  665,992    $  (3,868)     $     0

 Net earnings                                                         35,373

 Cash dividends -
      $.14 per share                                                  (8,731)

 Stock issued:
      Employee stock
         purchase/option plans              70          1,372                                       73
      Restricted stock                                    238                          18          (73)

 Amortization of restricted
      stock awards                                                                    996

BALANCES, May 31, 1995               $  62,364     $  196,473     $  692,634    $  (2,854)     $    0

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended May 31,
                                                                                 1995        1994
Cash Flows from Operating Activities:
     Net earnings                                                           $   35,373  $   30,554
     Noncash items included in earnings                                         10,163      12,231
     (Increase) decrease in segregated cash and government securities           (8,746)    147,791
     Increase in net receivable from brokers and dealers                       (52,997)    (36,293)
     Decrease (increase) in net receivable from customers                       38,635    (138,236)
     (Increase) decrease in net securities inventory                           (41,815)     27,230
     Net change in other assets and liabilities                                (32,158)   (130,620)
  Net cash used in operating activities                                        (51,545)    (87,343)

Cash Flows from (payments for) Investing Activities:
     Securities purchased under agreements to resell                            18,058     114,553
     Capital expenditures and other investments                                 (6,447)    (21,642)
  Net cash provided by investing activities                                     11,611      92,911

Cash Flows from (payments for) Financing Activities:
     Bank loans                                                                 54,900
     Employee stock transactions                                                 1,698       2,514
     Cash dividends                                                             (8,731)     (8,455)
     Treasury stock                                                                         (2,765)
Net cash provided by (used in) financing activities                             47,867      (8,706)

Net Increase (Decrease) in Cash and Cash Equivalents                             7,933      (3,138)
Cash and Cash Equivalents at March 1                                            41,464      40,341
Cash and Cash Equivalents at May 31                                         $   49,397  $   37,203

Income tax payments totaled $2,673 and $9,290 during the three month periods ended May 31, 1995, and 1994, respectively.

Interest payments totaled $1,104 and $401 during the three month periods ended May 31, 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.






                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1995
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1995. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1995, are not necessarily indicative of the results for the year ending February 29, 1996.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 1995, Edwards' net capital of $621,819,000 was $594,324,000 in excess of the minimum required.




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1995 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1994

Results of Operations

The three months ended May 31, 1995 saw an upturn of retail investor activity from the level experienced during the first quarter of our last fiscal year.
The NYSE and Nasdaq overall trading volumes increased 16% and 18%, respectively, over the prior year which resulted in an 8% increase in total customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 522 and 5,560, respectively; both represent an increase of 6% compared to the same period last year.

Total revenues increased $24 million (8%) from last year, from $301 million to $325 million. Expenses were $268 million, an increase of $16 million (6%), resulting in a rise in net profit margins from 10.1% last year to 10.9% this year.

Total commission revenue increased $6 million (4%) primarily due to increases in listed and OTC revenue, partially offset by decreases in mutual fund and insurance and annuity sales. The combination of listed and OTC revenue increased $19 million reflecting the recent rise in volume in the equity markets, contrasted with the uncertainty last year caused by rising interest rates. Mutual fund revenue declined $9 million due mainly to a 42% drop in sales of income funds coupled with an 18% decline in sales of growth funds. Insurance revenue dropped $3 million primarily due to decreased customer demand for variable annuities.

Revenues from principal transactions were flat. An increase in corporate equity revenue of $3 million (33%) was offset by a decline in revenue generated from the sale of municipal bonds, which is down $4 million (18%). Market conditions for equity securities improved this year compared to the first quarter last year when rising interest rates caused uncertainties in the market. Customer demand for municipal bonds has declined after increasing last year in a rising interest rate environment. As a result, revenues from municipal bond sales have fallen $6 million. As a partial offset, municipal bond inventory gains increased $2 million, due to lower gains last year also caused by rising interest rates.

Investment banking revenue increased $4 million (19%) principally due to increases in nearly every category. Revenues from corporate debt issues rose $3 million due to higher interest rates resulting in an increase in sales of certificates of deposits. Management fees also increased $2 million due to participation as manager or co-manager in a larger number of offerings, in both corporate equity and debt issues, this year. These were partially offset by the decrease in municipal bond revenue of $1 million caused by a decreased supply of new issues due to higher interest rates.

Interest revenues increased $11 million (50%) primarily due to higher customer margin account balances, which are up 6%, coupled with higher interest rates.

Other revenues increased $3 million (10%) due to an increase in fees resulting from a rise in customer investments under professional management. Service fees have also increased due to a rise in administrative transaction fees.


Compensation and benefits increased $9 million (5%) due to increases in most categories. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased due primarily to general increases and expansion. Incentive related compensation rose as a result of higher earnings.

Liquidity and Capital Resources

No material changes have taken place since February 28, 1995 regarding the Company's liquidity, capital resources and overall financial condition.



PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1995.

Item 2:   Changes in Securities

       On June 22, 1995, the Company amended its Stockholders' Rights Plan to change the Purchase Price and expiration date in the Rights Agreement dated December 30, 1988.

       The Purchase Price has been amended to $90.00. The Purchase Price was originally $75.00 and had been adjusted, principally due to stock splits and stock dividends, to $29.09.

       The expiration date has been restated to June 22, 2005 from January 18, 1999.

Item 4:   Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders on June 22, 1995, stockholders approved a number of nominations and proposals. Results of these nominations and proposals were:

                                                                 Votes           Votes
                                               Votes For        Against        Withheld*

       Nominations for director:
          Robert G. Avis                       51,528,726                       470,016
          Dr. E. Eugene Carter                 51,606,608                       392,134
          Robert L. Bagby                      51,529,784                       468,958

       Approval to amend the
       Company's 1988 Incentive
       Stock Plan                              33,326,065      12,273,976     6,398,701

       Ratification of auditors                51,563,459         271,075       164,208

       A total of 51,998,742 shares were present in person or by proxy at the Annual Meeting.

       *Includes abstentions and broker non-votes.

Item 6:   Exhibits and Reports on 8-K

Exhibit 4    Amendment No. 2 to the Rights Agreement dated December 30,
        1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated June 22, 1995, filed as Exhibit 4(iii) to the Registrant's amended Form 8-A on July 12, 1995, and is incorporated herein by reference.

Exhibit 10   1995 restatement of A.G. Edwards, Inc. 1988 Incentive Stock Plan.

Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report in Form 10-Q as filed electronically to the SEC's Edgar database.)

       Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended May 31, 1995.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



Date:  July 13, 1995               /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



Date:  July 13, 1995               /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer