Form 10-Q
period 1995-08-31
EDWARDS A G INC
filed 1995-10-13
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1995   Commission file number 1-8527


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



At October 1, 1995, there were 62,412,210 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                  August 31,      February 28,
                                                    1995             1995
ASSETS
Cash and cash equivalents                       $   39,472       $   41,464

Cash and government securities,
 at market, segregated under federal
 and other regulations                              50,383           43,808

Securities purchased under agreements
 to resell                                         113,645           42,819

Receivable from brokers and dealers                590,706          309,417

Receivable from customers, less allowance
 for doubtful accounts of $3,435
 and $3,450                                      1,371,203        1,359,172

Securities inventory, at market:
  State and municipal                               96,832           77,834
  Government and agencies                           28,549           30,239
  Corporate                                         25,193           44,489

Property and equipment, at cost, net of
 accumulated depreciation and
 amortization of $158,432 and $145,072             182,781          167,570

Other assets                                       118,642          107,470


                                                $2,617,406       $2,224,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                  $  126,760       $  106,973
Payable to brokers and dealers                     679,667          462,693
Payable to customers                               520,880          415,741
Securities sold but not yet purchased,
 at market                                          21,097           39,478
Employee compensation and related taxes            244,518          246,120
Income taxes                                         5,644            2,370
Other liabilities                                   34,105           31,626
   Total Liabilities                             1,632,671        1,305,001

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares, none
     issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 62,401,946 and 62,294,211
     shares                                         62,402           62,294

   Additional paid-in capital                      196,993          194,863

   Retained earnings                               727,162          665,992
                                                   986,557          923,149

   Less:  Unamortized expense of
           restricted stock awards                   1,822            3,868
      Total Stockholders' Equity                   984,735          919,281
                                                $2,617,406       $2,224,282

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months                 Six Months
                                     Ended August 31,           Ended August 31,
                                    1995          1994         1995          1994
REVENUES:
Commissions                      $217,827      $155,225     $399,136      $330,363
Principal transactions             56,086        57,937      112,961       114,843
Investment banking                 22,138        31,252       47,464        52,511
Interest                           32,811        25,328       65,377        47,067
Other                              33,185        25,776       62,411        52,310
                                  362,047       295,518      687,349       597,094
EXPENSES:
Compensation and benefits         233,479       190,035      440,874       388,252
Communications                     19,480        17,798       39,321        36,510
Occupancy and equipment            19,656        18,416       38,177        35,639
Floor brokerage and clearance       4,396         3,323        8,166         7,164
Interest                              495         2,185        1,904         3,161
Other operating expenses           14,506        12,565       31,659        25,738
                                  292,012       244,322      560,101       496,464


EARNINGS BEFORE INCOME TAXES       70,035        51,196      127,248       100,630

INCOME TAXES                       26,770        19,601       48,610        38,481

NET EARNINGS                     $ 43,265      $ 31,595     $ 78,638      $ 62,149

Earnings per share                   $.67          $.51        $1.23         $1.01

Dividends per share                  $.14          $.14         $.28          $.28


Average common and common
 equivalent shares outstanding     63,962        61,484       63,803        61,471

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 1994 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Unamortized
                                          Additional                Expense of
                                Common     Paid-in      Retained    Restricted      Treasury
                                Stock      Capital      Earnings   Stock Awards      Stock

BALANCES, March 1, 1994        $60,446     $165,124    $576,073      $(11,276)      $     0

 Net earnings                                            62,149

 Cash dividends -
      $.28 per share                                    (16,912)

 Treasury stock acquired                                                             (2,766)

 Stock issued:
      Employee stock
         purchase/option plans     101        1,285                                     815
      Restricted stock              (3)         773                       305          (441)

 Amortization of restricted
      stock awards                                                      3,540

BALANCES, August 31, 1994      $60,544     $167,182    $621,310       $(7,431)      $(2,392)


BALANCES, March 1, 1995        $62,294     $194,863    $665,992       $(3,868)      $     0

 Net earnings                                            78,638

 Cash dividends -
      $.28 per share                                    (17,468)

 Stock issued:
      Employee stock
         purchase/option plans     108        1,861                                     221
      Restricted stock                          269                        64          (221)

 Amortization of restricted
      stock awards                                                      1,982

BALANCES, August 31, 1995      $62,402     $196,993    $727,162       $(1,822)      $     0

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended August 31,
                                                                 1995           1994
Cash Flows from Operating Activities:
   Net earnings                                              $  78,638      $  62,149
   Noncash items included in earnings                           21,541         22,161
   (Increase) decrease in segregated cash
       and government securities                                (6,575)       148,121
   Increase in net receivable from brokers
       and dealers                                             (64,315)      (207,629)
   Decrease (increase) in net receivable
       from customers                                           93,108       (140,122)
   (Increase) decrease in net securities inventory             (16,393)        34,666
   Net change in other assets and liabilities                    8,140        (95,967)
  Net cash provided by (used in) operating activities          114,144       (176,621)

Cash Flows from (payments for) Investing Activities:
   Securities purchased under agreements to resell             (70,826)       101,440
   Capital expenditures and other investments                  (30,144)       (36,683)
  Net cash (used in) provided by investing activities         (100,970)        64,757

Cash Flows from (payments for) Financing Activities:
   Bank loans                                                                 123,800
   Employee stock transactions                                   2,302          2,835
   Cash dividends                                              (17,468)       (16,912)
   Treasury stock                                                              (2,766)
  Net cash (used in) provided by financing activities          (15,166)       106,957

Net Decrease in Cash and Cash Equivalents                       (1,992)        (4,907)
Cash and Cash Equivalents at March 1                            41,464         40,341
Cash and Cash Equivalents at August 31                       $  39,472      $  35,434

Income tax payments totaled $42,227 and $45,750 during the six month periods ended August 31, 1995, and 1994, respectively.

Interest payments totaled $1,773 and $2,420 during the six month periods ended August 31, 1995, and 1994, respectively.

See Notes to Consolidated Financial Statements.







                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1995
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1995. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 1995, are not necessarily indicative of the results for the year ending February 29, 1996.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At August 31, 1995, Edwards' net capital of $649,124,000 was $623,111,000 in excess of the minimum required.




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 1995 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1994

Results of Operations

The six months ended August 31, 1995 saw an upturn of retail investor activity compared to the level experienced during our last fiscal year. The NYSE and Nasdaq overall trading volumes increased 24% and 37%, respectively, over the prior year, which resulted in an 19% increase in total customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 526 and 5,620, which represent increases of 4% and 6%, respectively, compared to the same period last year.

Total revenues increased $90 million (15%) from last year, from $597 million to $687 million. Expenses were $560 million, an increase of $64 million (13%), resulting in a rise in net profit margins from 10.4% last year to 11.4% this year.

Total commission revenue increased $69 million (21%) primarily due to increases in listed and OTC revenue. The combination of listed and OTC revenue increased $66 million reflecting the recent rise in volume in the equity markets, contrasted with the uncertainty last year caused by rising interest rates.

Revenues from principal transactions were flat. An increase in corporate equity revenue of $10 million (51%) was offset by a decline in revenue generated from sales of all debt products, which are down $12 million (12%). Market conditions for equity securities improved this year compared to last year. Customer demand for debt securities has declined primarily due to uncertainties in the bond market contrasted with a rising interest rate environment last year. As a result, revenues from bond sales have fallen $13 million. As a partial offset, bond inventory gains increased $1 million, due to lower gains last year from rising interest rates.

Investment banking revenue decreased $5 million (10%) principally due to decreases in corporate equity and management fee revenues partially offset by an increase in corporate debt revenue. Revenue from corporate equity issues and management fees have declined due to the participation in several large deals last fiscal year. The initial public offering market continued to be slow early this year due to the poor performance of the equity markets last year. Revenues from corporate debt issues rose $3 million due to increased activity in the new issue market for corporate debt securities and a rise in sales of certificates of deposits.

Interest revenues increased $18 million (39%) primarily due to higher interest rates earned on customer receivables, debt inventory, and short-term investments. Higher levels of debt inventory and short-term investments also contributed to this increase.

Other revenues increased $10 million (19%) resulting from an increase in customer investments under professional management. Revenue from service fees have also increased due to a rise in custodial and administrative transaction fees.

Compensation and benefits expense increased $53 million (14%) due to increases in most categories. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased due primarily to general increases and expansion. Incentive related compensation rose as a result of higher earnings.

Liquidity and Capital Resources

No material changes have taken place since February 28, 1995 regarding the Company's liquidity, capital resources and overall financial condition.

                 THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO
                       THREE MONTHS ENDED AUGUST 31, 1994

Net earnings for the quarter ended August 31, 1995 were $43 million on revenues of $362 million compared to net earnings of $32 million on revenues of $296 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1995.

Item 4:Submission of Matters to a Vote of Security Holders

       (c) The results of the annual meeting of stockholders, held on June 22, 1995, were previously reported on Form 10-Q filed for the quarter ended May 31, 1995.

Item 6:   Exhibits and Reports on 8-K

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the Company's Quarterly Report in Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended August 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  October 13, 1995       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS III
                                   Principal Executive Officer



     Date:  October 13, 1995       /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer