Form 10-Q
period 1995-11-30
EDWARDS A G INC
filed 1996-01-12
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1995      Commission file number 1-8527


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



At January 1, 1996, there were 63,377,364 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                       November 30,    February 28,
                                                           1995            1995
ASSETS
Cash and cash equivalents                              $   35,311      $   41,464

Cash and government securities,
 at market, segregated under federal
 and other regulations                                     47,279          43,808

Securities purchased under agreements
 to resell                                                 91,993          42,819

Receivable from brokers and dealers                       410,308         309,417

Receivable from customers, less allowance
 for doubtful accounts of $3,440
 and $3,450                                             1,503,548       1,359,172

Securities inventory, at market:
  State and municipal                                      85,710          77,834
  Government and agencies                                  37,944          30,239
  Corporate                                                36,626          44,489

Property and equipment, at cost, net of
 accumulated depreciation and
 amortization of $165,809 and $145,072                    179,874         167,570

Other assets                                              120,632         107,470


                                                       $2,549,225      $2,224,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                         $  137,643      $  106,973
Payable to brokers and dealers                            490,238         462,693
Payable to customers                                      545,665         415,741
Securities sold but not yet purchased,
 at market                                                 22,917          39,478
Employee compensation and related taxes                   274,933         246,120
Income taxes                                                3,408           2,370
Other liabilities                                          37,478          31,626
   Total Liabilities                                    1,512,282       1,305,001

Stockholders' Equity:
   Preferred stock, $25 par value:
    Authorized 4,000,000 shares, none
      issued
   Common stock, $1 par value:
    Authorized 250,000,000 shares
    Issued 63,669,624 and 62,294,211
     shares                                                63,670          62,294

   Additional paid-in capital                             219,129         194,863

   Retained earnings                                      760,005         665,992
                                                        1,042,804         923,149

   Less:  Unamortized expense of
           restricted stock awards                            823           3,868
          Treasury Stock, at cost (198,118 shares)          5,038
      Total Stockholders' Equity                        1,036,943         919,281


                                                       $2,549,225      $2,224,282

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            Three Months                  Nine Months
                                         Ended November 30,            Ended November 30,
                                         1995           1994           1995           1994
REVENUES:
  Commissions                         $219,197       $150,981     $  618,333       $481,344
  Principal transactions                46,832         60,298        159,793        175,141
  Investment banking                    28,817         24,423         76,281         76,934
  Interest                              33,464         27,506         98,841         74,573
  Other                                 33,577         25,926         95,988         78,236
                                       361,887        289,134      1,049,236        886,228
EXPENSES:
  Compensation and benefits            231,557        183,965        672,431        572,217
  Communications                        20,071         18,713         59,392         55,223
  Occupancy and equipment               19,921         18,793         58,098         54,432
  Floor brokerage and clearance          3,940          3,660         12,106         10,824
  Interest                                 524          1,948          2,428          5,109
  Other operating expenses              16,025         13,829         47,684         39,567
                                       292,038        240,908        852,139        737,372

EARNINGS BEFORE INCOME TAXES            69,849         48,226        197,097        148,856

INCOME TAXES                            26,850         18,369         75,460         56,850

NET EARNINGS                          $ 42,999       $ 29,857     $  121,637       $ 92,006

Earnings per share                        $.67           $.48          $1.90          $1.49

Dividends per share                       $.16           $.14           $.44           $.42


Average common and common
 equivalent shares outstanding          64,909         62,617         64,172         61,853

See Notes to Consolidated Financial Statements.




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Unamortized
                                             Additional                Expense of
                                  Common      Paid-in     Retained     Restricted     Treasury
                                  Stock       Capital     Earnings    Stock Awards     Stock

BALANCES, March 1, 1994          $60,446     $165,124     $576,073      $(11,276)     $     0

Net earnings                                                92,006

Cash dividends -
      $.42 per share                                       (25,541)

Treasury stock acquired                                                                (2,766)

Stock issued:
      Employee stock
         purchase/option plans     1,211       16,848                                   3,370
      Restricted stock                (3)         806                        381         (604)

Amortization of restricted
      stock awards                                                         5,315

BALANCES, November 30, 1994      $61,654     $182,778     $642,538      $ (5,580)     $     0


BALANCES, March 1, 1995          $62,294     $194,863     $665,992      $ (3,868)     $     0

Net earnings                                               121,637

Cash dividends -
      $.44 per share                                       (27,624)

Treasury stock acquired                                                                (5,129)

Stock issued:
      Employee stock
         purchase/option plans     1,376       23,994                                     530
      Restricted stock                            272                        135         (439)

Amortization of restricted
      stock awards                                                         2,910

BALANCES, November 30, 1995      $63,670     $219,129     $760,005      $   (823)     $(5,038)

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended November 30,
                                                                 1995             1994
Cash Flows from Operating Activities:
Net earnings                                                  $121,637        $  92,006
  Noncash items included in earnings                            31,935           30,658
  (Increase) decrease in segregated cash
          and government securities                             (3,471)         151,190
  Increase in net receivable from brokers
         and dealers                                           (73,346)        (245,044)
  Increase in net receivable
         from customers                                        (14,452)        (203,649)
  (Increase) decrease in net securities inventory              (24,279)          46,725
  Net change in other assets and liabilities                    47,790          (67,176)
 Net cash provided by (used in) operating activities            85,814         (195,290)

Cash Flows from (payments for) Investing Activities:
  Securities purchased under agreements to resell              (49,174)          96,185
  Capital expenditures and other investments                   (35,908)         (52,812)
 Net cash (used in) provided by investing activities           (85,082)          43,373

Cash Flows from (payments for) Financing Activities:
  Bank loans                                                                    131,900
  Securities sold under agreements to repurchase                                 20,547
  Employee stock transactions                                   25,868           22,009
  Cash dividends                                               (27,624)         (25,541)
  Treasury stock                                                (5,129)          (2,766)
                                                                (6,885)         146,149

Net Decrease in Cash and Cash Equivalents                       (6,153)          (5,768)
Cash and Cash Equivalents at March 1                            41,464           40,341
Cash and Cash Equivalents at November 30                      $ 35,311        $  34,573

Income tax payments totaled $79,257 and $67,858 during the nine month periods ended November 30, 1995, and 1994, respectively.

Interest payments totaled $2,691 and $4,484 during the nine month periods ended November 30, 1995, and 1994, respectively.

See Notes to Consolidated Financial Statements.






                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1995
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1995. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1995, are not necessarily indicative of the results for the year ending February 29, 1996.

COMMON STOCK:

Options to purchase 1,250,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 1996 at 85% of market price based on dates specified in the plan. Employees purchased 1,247,073 shares at $18.09 per share in October 1995.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 1995, Edwards' net capital of $677,165,000 was $650,146,000 in excess of the minimum required.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH
                       NINE MONTHS ENDED NOVEMBER 30, 1994

Results of Operations

The nine months ended November 30, 1995, saw an upturn of retail investor activity compared with the level experienced during our last fiscal year. The NYSE and Nasdaq overall trading volumes increased 23% and 41%, respectively, over the prior year, which is reflected in a 21% increase in total company customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 534 and 5,668, which represent increases of 6% and 5%, respectively, compared with the same period last year.

Total revenue increased $l63 million (18%) over last year, from $886 million to $1,049 million. Expenses were $852 million, an increase of $115 million (16%), resulting in a rise in net profit margins from 10.4% last year to 11.6% this year.

Total commission revenues increased $137 million (28%) primarily due to increases in listed, OTC and mutual fund revenues. The combined listed and OTC revenue increased $108 million reflecting the recent rise in volume in the equity markets, contrasted with the uncertainty in the equity markets last year caused by rising interest rates. Revenue from mutual fund sales and distribution fees increased $19 million (12%) primarily due to the strong performances of growth funds following the rise in the equity markets.

Revenue from principal transactions declined $15 million (9%) with lower revenue from all debt products partially offset by higher corporate equity revenue. Customer demand for debt securities declined primarily due to the strong equity market and relatively flat interest rates this year, compared with a sluggish equity market and a rising interest rate environment last year. As a result, revenue from bond sales has fallen $32 million. As a partial offset, bond inventory gains rose $3 million due to lower gains last year from rising interest rates. Corporate equity revenue rose $13 million (47%) reflecting a 41% increase in overall Nasdaq volume caused by the rising equity market.

Investment banking revenues were flat primarily due to decreases in corporate equity and management fee revenues offset by increases in corporate debt revenue. Revenues from corporate equity issues and management fees declined a combined $4 million due to the participation in several large deals last fiscal year. Although activity in the initial public offering market has increased recently, it was slow early this year due to the poor performance of the equity markets last year. Revenue from corporate debt issues rose $4 million due to increased activity in the new issue market for corporate debt securities and a rise in sales of certificates of deposit.

Interest revenue increased $24 million (33%) primarily due to higher interest rates earned on customer receivables, debt inventory and short-term investments. Higher levels of debt inventory and short-term investments also contributed to this increase.

Other revenue increased $18 million (23%) resulting from an increase in customer investments under professional management. Revenue from service fees also increased due to a rise in custodial and administrative transaction fees.

Compensation and benefits expenses increased $100 million (18%) due to increases in most categories. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased due primarily to general increases and expansion. Incentive related compensation rose as a result of higher earnings.


Liquidity and Capital Resources

No material changes have taken place since February 28, 1995 regarding the Company's liquidity, capital resources and overall financial condition.


               THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH
                      THREE MONTHS ENDED NOVEMBER 30, 1994

Net earnings for the quarter ended November 30, 1995 were $43 million on revenues of $362 million compared with net earnings of $30 million on revenues of $289 million for the same period one year ago. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations with the exception of investment banking revenue. Investment banking revenue increased $4 million (18%) due to the rise in activity in the initial public offering market for equities during the third quarter this year, which follows the continued strength of the equity markets.

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

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended November 30, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  January 12, 1996       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  January 12, 1996       /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer