Form 10-K405
period 1996-02-29
EDWARDS A G INC
filed 1996-05-28
CIK 718482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended February 29, 1996  Commission file number  1-8527


                               A.G. EDWARDS, INC.


   State of Incorporation:  DELAWARE

                              I.R.S. Employer Identification No.: 43-1288229

                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103

Registrant's telephone number, including area code:  (314) 955-3000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
  Title of each class                       on which registered
COMMON STOCK, $1 PAR VALUE                NEW YORK STOCK EXCHANGE

RIGHTS TO PURCHASE COMMON STOCK           NEW YORK STOCK EXCHANGE

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

The aggregate market value of voting stock held by non-affiliates was approximately $1.5 billion at May 1, 1996.

At May 1, 1996, there were 63,906,972 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended February 29, 1996 (the "1996 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 20, 1996 (the "Company's 1996 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 14 of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS.

       (a) General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the Company) provide securities and commodities brokerage, asset management, insurance, trust, investment banking and other related financial services to individual, corporate, governmental and institutional clients.

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices) in the United States. At February 29, 1996, Edwards had 536 offices (up from 516 at the end of the prior fiscal year) in 48 states and the District of Columbia, and 11,279 full-time employees (up from 10,741), including 5,757 investment brokers (up from 5,483) providing services for approximately 1,720,000 clients (up from 1,580,000). No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant.

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a futures commission merchant (FCM) and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association
(NFA). The four A.G. Edwards Trust companies provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner of 64 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985. Edwards Development Corporation is the sole general partner in Indianapolis Historic Partners (IHP), a partnership, in which Edwards owns the entire limited partnership interest. IHP purchased, renovated and now operates residential rental property in the Indianapolis, Indiana area.

       (b) Financial Information About Industry Segments

The Company operates in one principal line of business, that of providing investment services. Because the Company's services use the same distribution personnel and facilities, and the same support services, it is impractical to identify the assets, expenses and profitability of any one class of service. The principal sources of revenue for the last three fiscal years are set forth on pages 26 and 27 of the 1996 Annual Report to Stockholders under the caption "Ten-Year Financial Summary". Such information is hereby incorporated by reference.

       (c) Narrative Description of Business

Commissions, asset management and service fees, principal transactions and investment banking each accounted for 10% or more of the Company's consolidated revenues for one or more of the past three fiscal years. The amounts of the total revenue contributed by such services during the last three fiscal years are set forth on pages 26 and 27 of the 1996 Annual Report to Stockholders under the caption "Ten-Year Financial Summary," which information is hereby incorporated by reference.

The Company markets and distributes its products and services to its clients in the 48 contiguous states and the District of Columbia through its branch office network, 5,757 investment brokers and 5,522 support employees.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for approximately 50% of total revenue in each of the last five years. The following briefly describes the Company's sources of commission revenue.

Listed and Over-the-Counter Securities. A significant portion of the Company's revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards' brokerage clients are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards' commission rates for brokerage transactions vary with the size and complexity of the transactions, among other factors.

Options. Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities, primarily common stocks and stock indexes. Edwards holds memberships for trading on principal option exchanges.

Mutual Funds. Edwards distributes mutual fund shares in continuous offerings of open-end funds as well as new underwritings of closed-end funds. Income from the sale of mutual funds is derived primarily from the standard dealer's discount which varies as a percentage of the client's purchase price depending upon the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales continue to be a significant portion of overall revenues. Edwards does not sponsor its own mutual fund products.

Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards clients' futures transactions are executed and cleared through Clearing. Nearly all transactions in futures contracts are executed with a relatively low margin deposit, usually 3% to 12% of the total contract amount. Consequently, the risk to the client and resulting credit risk assumed by Edwards is substantial, generally greater than on securities transactions. To limit its exposure, Edwards requires its clients to meet minimum net worth requirements and other established credit standards, in addition to the margin deposits. Regulations of some commodity exchanges limit the allowable upward or downward price fluctuations for each commodity on a given day. These restrictions on price fluctuations may preclude purchases or sales necessary to limit losses or realize gains.

As a member of the clearing associations of the principal commodity exchanges, Clearing has potentially significant financial exposure in the event other members default on their obligations to the clearing houses of such exchanges.

Insurance. As agent for several life insurance companies, Edwards distributes life insurance and tax-deferred annuities. Edwards also provides financial planning services to assist individuals in structuring financial portfolios to achieve their financial goals. In addition, A.G. Edwards Life Insurance Company is licensed to issue life insurance policies under the laws of Missouri, but has not issued any to date.

PRINCIPAL TRANSACTIONS

Client transactions in the equity and fixed income over-the-counter markets may be effected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued on the Company's financial statements at fair value and unrealized gains or losses are included in the results of operations. Securities fluctuations may be sudden and sharp as a result of changes in market conditions. To the extent Edwards can correctly anticipate such changes, risks may be reduced by varying inventory levels or by use of hedging strategies.

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts. Activities in municipal underwriting include areas of specialization in financing of municipal projects such as infrastructure improvements, education, housing and health facilities. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

ASSET MANAGEMENT AND SERVICE FEES

Asset management and service fees consist primarily of revenues earned for providing support and services in connection with assets under third-party management, including mutual funds. These revenues include fees based on the amount of client assets under management and transaction-related fees, as well as fees related to the administration of custodial and other specialty accounts.

Edwards, through the A.G. Edwards Trust companies, provides its clients with a full range of personal, ERISA and custodial trust services. Through four separate state charters, the A.G. Edwards Trust companies are able to provide trust services to clients in most states.

Clients desiring professional money management are offered two separate account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. In addition, through Asset Performance Monitor(R), Edwards provides its clients access to third-party investment management, performance measurement, management search and related consulting services.

Edwards offers UltraAsset, Total Asset and the Cash Convenience accounts, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on free credit balances held in client accounts. In addition, the UltraAsset and Total Asset accounts allow clients access to their margin securities and money market shares through the use of debit cards and checking account services provided by a major bank. The UltraAsset account offers additional advanced features and special investment portfolio reports.

Edwards provides custodial services for clients' self-directed Individual Retirement Accounts and Keogh plans.

MARGIN FINANCING

Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to its clients for a portion of the purchase price, with the client's securities held as collateral. The amount of credit is limited by the initial margin regulations of the Federal Reserve Board. The current prescribed minimum initial margin for equity securities is equal to 50% of the value of equity securities purchased. The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards' maintenance requirements generally exceed the exchanges' requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the client's indebtedness before the collateral can be liquidated.

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in
Note 9 of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page 35 of the 1996 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A client, borrowing in a margin account, is charged an interest rate based on the broker call loan rate plus an amount up to 2 1/2% depending on the amount of the client's borrowings during each interest period. Interest earned on these balances represents an important source of revenue for Edwards.

Although borrowings from banks, either unsecured or secured by the clients' collateral securities, are an available source of funds to carry client margin accounts, the Company's stockholders' equity, cash received from loans of the clients' collateral securities to other brokers and, to the extent permitted by regulations, customer free credit balances provide most of the funds required.

RESEARCH

Edwards provides both technical market analysis and fundamental analysis of numerous industries and individual securities for use by its investment brokers and clients. In addition, reviews and analysis of general economic conditions, along with asset allocation recommendations, are also available. These services are provided by Edwards' research analysts, economists and market strategists. Revenues from research activities are derived principally through resulting transactions on an agency or principal basis.

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous broker-dealers, some of whom possess greater financial resources than the Company. Edwards competes for clients on the basis of price, the quality of its services, financial resources and reputation within the clients' communities. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate and other investment opportunities. If enacted, certain legislative proposals, calling for reduced restrictions on brokerage service and underwriting activities, may lead to increased competition from commercial banks and their affiliates.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of A.G. Edwards, Inc. to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to
clients on margin transactions.   Infractions of these rules and regulations may
include suspension of individual employees, their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Additional information regarding regulation is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 34 of the 1996 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Under the Market Reform Act of 1990 and the Futures Trading Practices Act of 1992, the SEC and CFTC, respectively, adopted regulations requiring certain registered broker-dealers and FCMs to maintain, preserve and periodically describe and report their risk management policies and certain other information concerning affiliates whose activities are reasonably likely to have a material impact on the financial or operating condition of the broker-dealer or FCM. Edwards and Clearing are each subject to one or both of these laws and related regulations.

Additionally, the four state-chartered trust companies are separately regulated by banking or trust laws of the states in which they are incorporated or do business. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. The Ceres Investment Company, a commodity pool operator and general partner of four commodity pools sponsored by Edwards, is regulated by the CFTC and the NFA.

ITEM 2.    PROPERTIES.

The Company's headquarters, consisting of several buildings located at One North Jefferson Avenue, St. Louis, Missouri, contains approximately 1,100,000 square feet of general office space, as well as underground and surface parking and a five story parking garage. The buildings are located on approximately 590,000 square feet of land owned by the Company. The Company also owns approximately 495,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. The Company began construction of an additional headquarters building in November 1995, and its cost is expected to be approximately $40 million. Also, the Company owns two of its branch office buildings and two additional office buildings which serve as a data processing and contingency planning facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 29, 1996, was $32,860,000.

ITEM 3.    LEGAL PROCEEDINGS.

   (a) Litigation

       The Company is a defendant in numerous lawsuits and arbitrations, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, based on consultation with counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial statements of the Company.

   (b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year Covered by This Report.

       Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 1996. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

                                                                                      Year First
                                                                                  Appointed Executive
                                                                                    Officer of the
         Name                Age      Office & Title                                    Company
Benjamin F. Edwards III       64    Chairman of the Board,                                1983
                                    President and Chief Executive
                                    Officer of the Company.
                                    Chairman of the Board,
                                    President and Chief Executive
                                    Officer of Edwards.  Employee
                                    of Edwards for 39 years.
                                    Director of Edwards since 1967.

Robert G. Avis                64    Vice Chairman of the Board of                         1984
                                    the Company.  Vice Chairman of
                                    the Board, Executive Vice President,
                                    Director of the Investment Banking Division
                                    and Director of the Sales and
                                    Marketing Division of Edwards.
                                    Employee of Edwards for 30 years.
                                    Director of Edwards since 1970.

Robert L. Bagby               52    Vice Chairman of the Board of                         1991
                                    the Company and Vice Chairman of
                                    the Board of Edwards since March 1996.
                                    Corporate Vice President, Director of the
                                    Branch Division of Edwards since March 1995.
                                    Assistant Director of the Branch Division of
                                    Edwards until February 1995.  Employee of
                                    Edwards for 21 years.  Director of Edwards
                                    since 1979.

Donnis L. Casey               48    Vice President of Edwards.  Director                  1996
                                    of the Staff Division of Edwards since
                                    March 1996.  Assistant Director of the Staff
                                    Division of Edwards from March 1993 to
                                    February 1996.  Assistant Training Director
                                    prior to March 1993.  Employee of Edwards
                                    for 29 years.  Director of Edwards since 1993.

                                                                                      Year First
                                                                                  Appointed Executive
                                                                                    Officer of the
         Name                Age      Office & Title                                    Company

Robert C. Dissett             58    Corporate Vice President,                             1990
                                    Assistant Treasurer and
                                    Director of Operations of Edwards.
                                    Employee of Edwards for 34 years.
                                    Director of Edwards since 1973.

Benjamin F. Edwards IV        40    Vice President of Edwards.   Central Region           1996
                                    Officer of Edwards since March 1995.
                                    Assistant branch manager until February 1995.
                                    Employee of Edwards for  18 years.  Director
                                    of Edwards since 1994.

Alfred E. Goldman             62    Senior Vice President, Technical                      1991
                                    Market Analysis of Edwards.
                                    Employee of Edwards for 36 years.
                                    Director of Edwards since 1967.

Douglas L. Kelly              47    Secretary of the Company.                             1994
                                    Vice President, Secretary and Director
                                    of Law and Compliance of Edwards.
                                    Employee of Edwards for 2 years.
                                    Director of Edwards since 1994.

Ronald J. Kessler             48    Corporate Vice President and Assistant                1996
                                    Director of Operations of Edwards.
                                    Employee of Edwards for 28 years.
                                    Director of Edwards since 1989.

Eugene J. King                64    Vice President, Controller and                        1983
                                    Assistant Treasurer of the Company.
                                    Senior Vice President, Assistant
                                    Treasurer and Controller of Edwards.
                                    Employee of Edwards for 25 years.
                                    Director of Edwards since 1988.

David W. Mesker               64    Treasurer of the Company.  Treasurer and              1983
                                    Senior Vice President of Edwards.  Director of
                                    the Staff Division of Edwards until February 1996.
                                    Employee of Edwards for 34 years.
                                    Director of Edwards since 1967.

                                                                                      Year First
                                                                                  Appointed Executive
                                                                                    Officer of the
         Name                Age      Office & Title                                    Company

Robert L. Proost              58    Vice President of the Company.  Corporate             1990
                                    Vice President, Assistant Secretary and
                                    Director of Administration of Edwards.
                                    Employee of Edwards for 8 years.
                                    Director of Edwards since 1989.


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

Benjamin F. Edwards III and Robert G. Avis are stepbrothers.
Benjamin F. Edwards III is the father of Benjamin F. Edwards IV.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

The information required by this item is contained in the 1996 Annual Report to Stockholders on page 28 under the caption "Quarterly Financial Information" and on page 44 under the caption "Stockholder Information". Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6.    SELECTED FINANCIAL DATA.

The information required by this item is contained on pages 26 and 27 of the 1996 Annual Report to Stockholders under the caption "Ten-Year Financial Summary". Such information is hereby incorporated by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 23 through 25 of the 1996 Annual Report to Stockholders under the caption "Management's Financial Discussion". Such information is hereby incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche llp dated April 18, 1996, and under the caption "Quarterly Financial Information" on pages 28 through 35 of the 1996 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Additional Information - Edwards maintains a Stockbrokers Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $1,000,000 of each such occurrence.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 6 of the Company's 1996 Proxy Statement and in Part I of this Form 10-K on pages 9 through 11 under the caption "Executive Officers of the Company". Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation" and "Executive Compensation" on page 6 and pages 8 through 16 of the Company's 1996 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1996 Proxy Statement under the caption "Ownership of the Company's Common Stock". Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1996 Proxy Statement under the caption "Certain Transactions". Such information is hereby incorporated by reference.

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

       Consolidated statements of earnings              (X)

       Consolidated statements of stockholders' equity  (X)

       Consolidated statements of cash flows            (X)

       Notes to consolidated financial statements       (X)

       (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, included on pages 28 through 35 of the Company's 1996 Annual Report to Stockholders, are hereby incorporated by reference.

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

           4(v)     Amendment No. 2 to the Rights Agreement dated December 30,
               1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated June 22, 1995 filed with the Registrant's Form 8-A/A on August 17, 1995.

           9   Not applicable.

          10(i)     A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended February 29, 1992.

          10(ii)    Certificate of Amendment dated April 27, 1993 to A.G.
               Edwards, Inc. 1988 Incentive Stock Plan (Exhibit 10(i)) filed as
               Exhibit 10(iii) to Registrant's Form 10-K for the fiscal year ended February 28, 1994.

          11 Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained on pages 29 through 35 in the Company's Annual Report to Stockholders for the fiscal year ended February 29, 1996 and incorporated herein by reference.

          12   Not applicable.

          13   Annual Report to Stockholders for the fiscal year ended
               February 29, 1996. Except for those portions of pages expressly incorporated by reference, the 1996 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

          16   Not applicable.

          18   Not applicable.

          21   Subsidiaries of the Registrant.

          22   Not applicable.

          23   Independent Auditors' Consent.

          24   Power of Attorney.

          27 Financial Data Schedule. This Financial Data Schedule is only required to be submitted with the Registrant's Annual Report on Form 10-K as filed electronically to the SEC's EDGAR database.

          28   Not applicable.


*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 23, 1996            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board

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

/s/  Benjamin F. Edwards III            Chairman of the Board,            May 23, 1996
Benjamin F. Edwards III                 President and Director
                                        (Chief Executive Officer)


/s/  David W. Mesker                    Treasurer and Director            May 23, 1996
David W. Mesker                         (Principal Financial Officer)


/s/  Eugene J. King                     Vice President                    May 23, 1996
Eugene J. King                          (Principal Accounting Officer)


/s/  Robert G. Avis                     Vice Chairman of the Board        May 23, 1996
Robert G. Avis                          and Director


/s/  Robert L. Bagby                    Vice Chairman of the Board        May 23, 1996
Robert L. Bagby                         and Director


/s/  Dr. E. Eugene Carter               Director                          May 23, 1996
Dr. E. Eugene Carter


/s/  Robert C. Dissett                  Director                          May 23, 1996
Robert C. Dissett


                                        Director
Dr. Louis Fernandez


/s/  Samuel C. Hutchinson Jr.           Director                          May 23, 1996
Samuel C. Hutchinson, Jr.


/s/  Donna C. E. Williamson             Director                          May 23, 1996
Donna C.E. Williamson

                                  Exhibit Index



     Exhibit   Description

     13        1996 Annual Report to Stockholders.

     21        Subsidiaries of the Registrant.

     23        Independent Auditors' Consent.

     24        Power of Attorney.  Included on Signature Page 18.