Form 10-Q
period 1996-05-31
EDWARDS A G INC
filed 1996-07-12
CIK 718482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1996      Commission file number 1-8527


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



At June 30, 1996, there were 63,402,791 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

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
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                          May 31,          February 29,
                                                                           1996                1996
            ASSETS

Cash and cash equivalents                                              $   62,713          $   52,587
Cash and government securities, segregated under
  federal and other regulations                                           154,077             402,785
Securities purchased under agreements to resell                           121,954              92,013
Securities borrowed                                                       628,622             613,266
Receivables:
  Customers, less allowance for doubtful accounts
   of $3,500 and $3,470                                                 1,582,268           1,428,063
  Brokers, dealers and clearing organizations                              16,636              13,921
Securities inventory, at fair value:
  State and municipal                                                      86,743             117,602
  Government and agencies                                                  38,086              36,112
  Corporate                                                                41,554              42,078
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $173,995 and $167,139                               178,611             178,556
Other assets                                                              133,158             125,102

                                                                       $3,044,422          $3,102,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                         $  148,168          $  148,970
Securities loaned                                                         687,741             660,489
Payables:
  Customers                                                               688,114             719,989
  Brokers, dealers and clearing organizations                              42,884              78,647
Securities sold but not yet purchased, at fair value                       29,944              21,871
Employee compensation and related taxes                                   249,106             331,098
Income taxes                                                               32,795              12,630
Other liabilities                                                          37,075              39,707
   Total Liabilities                                                    1,915,827           2,013,401

Stockholders' Equity:
  Preferred stock, $25 par value:
   Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
   Authorized, 250,000,000 shares
   Issued 62,312,658 shares                                                64,313              64,313

  Additional paid-in capital                                              233,102             232,058

  Retained earnings                                                       845,049             798,805
                                                                        1,142,464           1,095,176

  Less:Treasury stock, at cost (569,235 and 267,650 shares)                13,869               6,492
   Total Stockholders' Equity                                           1,128,595           1,088,684

                                                                       $3,044,422          $3,102,085
See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                        Three Months Ended May 31,
                                           1996           1995
REVENUES:
  Commissions                           $246,762       $166,336
  Principal transactions                  53,486         56,875
  Investment banking                      34,121         25,326
  Asset management and service fees       56,713         42,639
  Interest                                35,026         32,566
  Other                                    2,376          1,560
                                         428,484        325,302
EXPENSES:
  Compensation and benefits              275,476        207,395
  Communications                          21,164         19,841
  Occupancy and equipment                 19,891         18,521
  Floor brokerage and clearance            4,702          3,770
  Interest                                   718          1,409
  Other operating expenses                14,571         17,153
                                         336,522        268,089

EARNINGS BEFORE INCOME TAXES              91,962         57,213

INCOME TAXES                              35,520         21,840

NET EARNINGS                            $ 56,442       $ 35,373

Earnings per share                      $    .87       $    .56

Dividends per share                     $    .16       $    .14


Average common and common
 equivalent shares outstanding            65,045         63,644

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 1995 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                             Unamortized
                                                Additional                    Expense of
                                   Common        Paid-in        Retained      Restricted      Treasury
                                   Stock         Capital        Earnings     Stock Awards       Stock
BALANCES, March 1, 1995            $62,294      $194,863        $665,992      $(3,868)      $      0

Net earnings                                                      35,373

Cash dividends -
 $.14 per share                                                   (8,731)

 Stock issued:
  Employee stock
   purchase/option plans                70         1,372                                          73
   Restricted stock                                  238                           18            (73)

 Amortization of restricted
  stock awards
                                                                                  996

BALANCES, May 31, 1995             $62,364      $196,473        $692,634      $(2,854)      $      0


BALANCES, March 1, 1996            $64,313      $232,058        $798,805      $     0       $ (6,492)

 Net earnings                                                     56,442

 Cash dividends -
  $.16 per share                                                 (10,198)

 Treasury stock acquired                                                                      (9,000)

 Stock issued:
  Employee stock
   purchase/option plans                             482                                       1,648
  Restricted stock                                   562                                         (25)

BALANCES, May 31, 1996             $64,313      $233,102        $845,049      $     0       $(13,869)

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended May 31,
                                                                                1996            1995
Cash Flows from Operating Activities:
     Net earnings                                                            $  56,442        $ 35,373
     Noncash items included in earnings                                         15,938          10,163
     Decrease (increase) in segregated cash and government securities          248,708          (8,746)
     Net change in securities borrowed and loaned                               11,896         (25,870)
     Decrease in net payable to brokers and dealers                            (38,478)        (27,127)
     (Increase) decrease in net receivable from customers                     (186,080)         38,635
     Decrease (increase) in net securities inventory                            37,482         (41,815)
     Net change in other assets and liabilities                                (78,426)        (32,158)
 Net cash provided by (used in) operating activities                            67,482         (51,545)

Cash Flows from (payments for) Investing Activities:
     Securities purchased under agreements to resell                           (29,941)         18,058
     Capital expenditures and other investments                                (10,937)         (6,447)
 Net cash (used in) provided by investing activities                           (40,878)         11,611

Cash Flows from (payments for) Financing Activities:
     Bank loans                                                                                 54,900
     Employee stock transactions                                                 2,720           1,698
     Cash dividends                                                            (10,198)         (8,731)
     Treasury stock                                                             (9,000)
 Net cash (used in) provided by financing activities                           (16,478)         47,867

Net Increase in Cash and Cash Equivalents                                       10,126           7,933
Cash and Cash Equivalents at March 1                                            52,587          41,464
Cash and Cash Equivalents at May 31                                          $  62,713        $ 49,397

Income tax payments totaled $11,760 and $2,673 during the three month periods ended May 31, 1996, and 1995, respectively.

Interest payments totaled $586 and $1,104 during the three month periods ended May 31, 1996, and 1995, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 29, 1996. All adjustments that, in the opinion of the Company, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1996, are not necessarily indicative of the results for the year ending February 28, 1997.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 1996, Edwards' net capital of $765,021 was $735,413 in excess of the minimum required.

                      A.G. EDWARDS, INC.  AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1996 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1995


Results of Operations

The three months ended May 31, 1996 saw a continuation of the high level of retail investor activity that existed during last fiscal year. The NYSE and Nasdaq overall trading volumes increased 22% and 66%, respectively, over the prior year which resulted in a 32% increase in total client trades. The number and size of client trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 538 and 5,800, which represent increases of 3% and 4%, respectively, compared with the same period last year.

Total revenues increased $103 million (32%) over last year, from $325 million to $428 million. Expenses were $337 million, an increase of $68 million (26%), resulting in a rise in net profit margins from 10.9% last year to 13.2% this year.

Total commission revenue increased $80 million (48%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $45 million (42%) while mutual fund and insurance sales increased $25 million (66%) and $10 million (55%), respectively. Client demand for stocks, mutual funds and variable annuities continued to rise due to the continuation of the strong equity market conditions and slightly lower interest rates this year.

Revenues from principal transactions declined slightly. An increase in corporate equity revenue of $3 million (21%) was more than offset by a decline in revenue generated from sales of corporate and government bonds, which were down a combined $7 million (25%). Market conditions for equity securities improved this year compared to the first quarter last year when rising interest rates caused uncertainties in the market. Client demand for bonds has declined primarily due to lower yields combined with the strong performance of the equity markets.

Investment banking revenue increased $9 million (35%) due to increases in every category. Underwriting fees and concessions rose $7 million (36%) resulting primarily from improved market conditions for corporate securities issues. Management fees also increased $2 million (30%) due to participation as manager or co-manager in a larger number of offerings coupled with increased activity in mergers and acquisitions, this year.

Asset management and service fees increased $14 million (33%). Service fees from third party management, including mutual funds, increased $12 million (38%) as a result of more assets under management. Transaction-related revenue and other administrative fees increased $2 million (18%), reflecting record activity levels.

Compensation and benefits increased $68 million (33%) due to increases in every category. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased due primarily to general increases and expansion. Incentive related compensation rose as a result of higher earnings.

Liquidity and Capital Resources


On May 23, 1996, the Board of Directors authorized the repurchase of up to 22 million of its outstanding common shares during the next 5 1/2 year period. The acquired shares will be used for its employee stock plans and to partially offset the past effect of these plans. The Company anticipates that this repurchase will be financed from operations and does not expect it to have a material effect on the Company's liquidity or capital resources.

No material changes have taken place since February 29, 1996 regarding the Company's liquidity, capital resources and overall financial condition.




                           PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

Item 4:   Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders on June 20, 1996, stockholders approved a number of nominations and proposals. Results of these nominations and proposals were:

                                                            Votes      Votes
                                               Votes For   Against    Withheld*

       Nominations for director:
                  Benjamin F. Edwards III     51,334,040               831,354
                  Robert C. Dissett           51,269,345               896,049
                  Samuel C. Hutchinson Jr.    51,676,397               488,997

       Ratification of auditors               51,845,617    198,098    121,679

       A total of 52,165,394 shares were present in person or by proxy at the Annual Meeting.

       *Includes abstentions and broker non-votes.

       Exhibits and Reports on 8-K

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report in Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended May 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  July 12, 1996          /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  July 12, 1996          /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer