Form 10-Q
period 1996-08-31
EDWARDS A G INC
filed 1996-10-15
CIK 718482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1996   Commission file number 1-8527


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



At September 30, 1996, there were 62,630,896 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                        August 31,          February 29,
                                                                           1996                 1996
ASSETS

Cash and cash equivalents                                            $     51,250        $     52,587
Cash and government securities, segregated under
 federal and other regulations                                            151,787             402,785
Securities purchased under agreements to resell                            45,000              92,013
Securities borrowed                                                       510,878             613,266
Receivables:
 Customers, less allowance for doubtful accounts
      of $3,510 and $3,470                                              1,599,414           1,428,063
 Brokers, dealers and clearing organizations                                8,984              13,921
Securities inventory, at fair value:
 State and municipal                                                       85,176             117,602
 Government and agencies                                                   31,742              36,112
 Corporate                                                                 38,312              42,078
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $180,492 and $167,139                                178,984             178,556
Other assets                                                              136,444             125,102

                                                                     $  2,837,971        $  3,102,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                       $    144,578        $    148,970
Securities loaned                                                         571,093             660,489
Payables:
 Customers                                                                551,450             719,989
 Brokers, dealers and clearing organizations                               32,532              78,647
Securities sold but not yet purchased, at fair value                       33,588              21,871
Employee compensation and related taxes                                   315,864             331,098
Income taxes                                                                1,323              12,630
Other liabilities                                                          42,392              39,707
      Total Liabilities                                                 1,692,820           2,013,401

Stockholders' Equity:
 Preferred stock, $25 par value:
      Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
      Authorized, 250,000,000 shares
      Issued 64,312,658 shares                                             64,313              64,313

 Additional paid-in capital                                               233,453             232,058

 Retained earnings                                                        887,222             798,805
                                                                        1,184,988           1,095,176

   Less:Treasury stock, at cost (1,517,307 and 267,650 shares)             39,837               6,492
        Total Stockholders' Equity                                      1,145,151           1,088,684


                                                                     $  2,837,971        $  3,102,085

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                       Three Months Ended        Six Months Ended
                                           August 31,               August 31,
                                        1996         1995        1996         1995
REVENUES:
 Commissions                        $  207,626   $ 200,565   $  454,388   $ 366,901
 Principal transactions                 53,890      56,086      107,376     112,961
 Investment banking                     47,688      22,138       81,809      47,464
 Asset management and service fees      59,469      48,360      116,182      90,999
 Interest                               35,865      32,811       70,891      65,377
 Other                                   2,517       2,087        4,893       3,647
                                       407,055     362,047      835,539     687,349
EXPENSES:
 Compensation and benefits             258,411     233,479      533,887     440,874
 Communications                         20,781      19,480       41,945      39,321
 Occupancy and equipment                20,914      19,656       40,805      38,177
 Floor brokerage and clearance           4,510       4,396        9,212       8,166
 Interest                                  487         495        1,205       1,904
 Other operating expenses               16,982      14,506       31,553      31,659
                                       322,085     292,012      658,607     560,101

EARNINGS BEFORE INCOME TAXES            84,970      70,035      176,932     127,248

INCOME TAXES                            32,750      26,770       68,270      48,610

NET EARNINGS                        $   52,220   $  43,265     $108,662   $  78,638

Earnings per share                        $.80        $.67        $1.67       $1.23

Dividends per share                       $.16        $.14         $.32        $.28


Average common and common
 equivalent shares outstanding          64,799      63,962       64,922      63,803


See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 1995 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Unamortized
                                             Additional              Expense of
                                    Common    Paid-in    Retained    Restricted       Treasury
                                    Stock     Capital    Earnings   Stock Awards       Stock
BALANCES, March 1, 1995          $ 62,294   $  194,863   $ 665,992   $  (3,868)    $      0

 Net earnings                                               78,638

 Cash dividends -
 $.28 per share                                            (17,468)

 Stock issued:
 Employee stock
  purchase/option plans               108        1,861                                  221
 Restricted stock                                  269                      64         (221)

 Amortization of restricted
 stock awards                                                            1,982

BALANCES, August 31, 1995        $ 62,402   $  196,993   $ 727,162   $  (1,822)    $      0


BALANCES, March 1, 1996          $ 64,313   $  232,058   $ 798,805   $       0     $ (6,492)

 Net earnings                                              108,662

 Cash dividends -
      $.32 per share                                       (20,245)

 Treasury stock acquired                                                            (36,918)

 Stock issued:
      Employee stock
         purchase/option plans                     800                                3,683
      Restricted stock                             595                                 (110)

BALANCES, August 31, 1996        $ 64,313   $  233,453   $ 887,222   $       0     $(39,837)

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Six Months Ended August 31,
                                                                            1996          1995
Cash Flows from Operating Activities:
   Net earnings                                                         $  108,662    $   78,638
   Noncash items included in earnings                                       27,321        21,541
   Decrease (increase) in segregated cash and government securities        250,998        (6,575)
   Net change in securities borrowed and loaned                             12,992       (57,530)
   Decrease in net payable to brokers and dealers                          (41,178)       (6,785)
   (Increase) decrease in net receivable from customers                   (339,890)       93,108
   Decrease (increase) in net securities inventory                          52,279       (16,393)
   Net change in other assets and liabilities                              (48,632)        8,140
 Net cash provided by operating activities                                  22,552       114,144

Cash Flows from (payments for) Investing Activities:
   Securities purchased under agreements to resell                          47,013       (70,826)
   Capital expenditures and other investments                              (18,814)      (30,144)
 Net cash provided by (used in) investing activities                        28,199      (100,970)

Cash Flows from (payments for) Financing Activities:
   Employee stock transactions                                               5,075         2,302
   Cash dividends                                                          (20,245)      (17,468)
   Treasury stock                                                          (36,918)
 Net cash used in financing activities                                     (52,088)      (15,166)

Net Decrease in Cash and Cash Equivalents                                   (1,337)       (1,992)
Cash and Cash Equivalents at March 1                                        52,587        41,464
Cash and Cash Equivalents at August 31                                  $   51,250    $   39,472

Income tax payments totaled $78,387 and $42,227 during the six month periods ended August 31, 1996, and 1995, respectively.

Interest payments totaled $1,198 and $1,773 during the six month periods ended August 31, 1996, and 1995, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1996
                             (Dollars in thousands)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 29, 1996. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 1996, are not necessarily indicative of the results for the year ending February 28, 1997. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of August 31, 1996, Edwards' net capital of $811,127 was $780,458 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 1996 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1995


Results of Operations

The six months ended August 31, 1996 saw a continuation of the high level of retail investor activity experienced in the second half of the last fiscal year. The NYSE and Nasdaq overall trading volumes increased 14% and 40%, respectively, over the prior year, resulting in an 18% increase in total client trades. The number and size of client trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 546 and 5,847, respectively, which represent increases of 4% compared with the same period last year.

Total revenues increased $148 million (22%) over last year, from $687 million to $835 million. Expenses were $659 million, an increase of $99 million (18%), resulting in a rise in net profit margins from 11.4% last year to 13% this year.

Total commission revenue increased $87 million (24%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $43 million (18%) while mutual fund and insurance sales increased $30 million (36%) and $14 million (34%), respectively. Client demand for stocks, mutual funds and variable annuities continued to rise due to the continuation of the strong equity market conditions and slightly lower interest rates during the current six month period.

Revenues from principal transactions declined $6 million (5%). Corporate equity revenue declined $3 million (9%) primarily due to a decrease in market making activities. Revenue from debt products fell $3 million (3%) primarily due to rising interest rates in the beginning of this year compared to declining rates last year. As a result, inventory profits declined $4 million (49%).

Investment banking revenue increased $34 million (72%). Underwriting fees and concessions from corporate equity and debt issues rose $9 million (45%) and $7 million (83%), respectively, as a result of improved market conditions for corporate securities issues. Management fees increased $15 million (132%) due to participation as manager or co-manager in a larger number of public and corporate offerings coupled with increased activity in mergers and acquisitions this year. The largest transactions included the debt restructuring for Orange County, California and assisting in the sale of Minneapolis-based West Publishing Company.

Asset management and service fees increased $25 million (28%). Service fees from third-party management, including mutual funds, increased $22 million (33%) as a result of more assets under management. Transaction-related revenue and other administrative fees increased $3 million (13%), reflecting record activity levels.

Compensation and benefits increased $93 million (21%). Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily due to general increases and expansion. Incentive related compensation rose as a result of higher earnings.

Liquidity and Capital Resources

On May 23, 1996, the Board of Directors authorized the repurchase of up to 22 million of its outstanding shares during the next 5 1/2 year period. The acquired shares will be used for its employee stock plans and to partially offset the past effect of these plans.

No material changes have taken place since February 29, 1996 regarding the Company's liquidity, capital resources and overall financial condition.



                   THREE MONTHS ENDED AUGUST 31, 1996 COMPARED
                       THREE MONTHS ENDED AUGUST 31, 1995

Net earnings for the quarter ended August 31, 1996 were $52 million on revenues of $407 million compared to net earnings of $43 million on revenues of $362 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations with the exception of commission revenue. The NYSE and Nasdaq trading volumes increased 7% and 19%, respectively, over the same period last year resulting in slightly higher, $7 million (4%), commission revenues.

                           PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

Item 4:   Submission of Matters to a Vote of Security Holders

       (c) The results of the annual meeting of stockholders, held on June 20, 1996, were previously reported on Form 10-Q filed for the quarter ended May 31, 1996.

Item 6:    Exhibits and Reports on 8-K

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report in Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended August 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  October 14, 1996       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  October 14, 1996       /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer