Form 10-Q
period 1996-11-30
EDWARDS A G INC
filed 1997-01-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1996   Commission file number 1-8527


                               A.G. EDWARDS, INC.


State of Incorporation:  DELAWARE       I.R.S. Employer Identification No:
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



At December 31, 1996, there were 63,430,245 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                           November 30,        February 29,
                                                                               1996                1996
ASSETS

Cash and cash equivalents                                                 $    42,400         $    52,587
Cash and government securities, segregated under
 federal and other regulations                                                295,416             402,785
Securities purchased under agreements to resell                               154,170              92,013
Securities borrowed                                                           914,582             613,266
Receivables:
 Customers, less allowance for doubtful accounts
     of $3,535 and $3,470                                                   1,620,499           1,428,063
 Brokers, dealers and clearing organizations                                   18,044              13,921
Securities inventory, at fair value:
 State and municipal                                                           83,330             117,602
 Government and agencies                                                       34,096              36,112
 Corporate                                                                     29,211              42,078
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $188,229 and $167,139                                    182,588             178,556
Other assets                                                                  129,815             125,102

                                                                          $ 3,504.151         $ 3,102,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                            $   152,344         $   148,970
Securities loaned                                                             975,089             660,489
Payables:
 Customers                                                                    684,253             719,989
 Brokers, dealers and clearing organizations                                   64,221              78,647
Securities sold but not yet purchased, at fair value                           35,454              21,871
Employee compensation and related taxes                                       348,507             331,098
Income taxes                                                                    2,575              12,630
Other liabilities                                                              42,649              39,707
     Total Liabilities                                                      2,305,092           2,013,401

Stockholders' Equity:
 Preferred stock, $25 par value:
     Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
     Authorized, 250,000,000 shares
     Issued 64,312,658 shares                                                  64,313              64,313

 Additional paid-in capital                                                   229,192             232,058

 Retained earnings                                                            928,077             798,805
                                                                            1,221,582           1,095,176

 Less:Treasury stock, at cost (773,947 and 267,650 shares)                     22,523               6,492
     Total Stockholders' Equity                                             1,199,059           1,088,684

                                                                          $ 3,504,151         $ 3,102,085

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                              Three Months Ended            Nine Months Ended
                                                 November 30,                  November 30,
                                             1996           1995           1996           1995
REVENUES:
 Commissions                           $    217,948   $    200,224   $    672,336   $    567,125
 Principal transactions                      52,200         46,832        159,576        159,793
 Investment banking                          36,024         28,817        117,833         76,281
 Asset management and service fees           59,130         50,661        175,312        141,660
 Interest                                    37,170         33,464        108,061         98,841
 Other                                        2,073          1,889          6,966          5,536
                                            404,545        361,887      1,240,084      1,049,236
EXPENSES:
 Compensation and benefits                  257,558        231,557        791,445        672,431
 Communications                              21,294         20,071         63,239         59,392
 Occupancy and equipment                     22,408         19,921         63,213         58,098
 Floor brokerage and clearance                4,205          3,940         13,417         12,106
 Interest                                       435            524          1,640          2,428
 Other operating expenses                    17,635         16,025         49,188         47,684
                                            323,535        292,038        982,142        852,139

EARNINGS BEFORE INCOME TAXES                 81,010         69,849        257,942        197,097

INCOME TAXES                                 29,990         26,850         98,260         75,460

NET EARNINGS                           $     51,020   $     42,999   $    159,682   $    121,637

Earnings per share                             $.79           $.67          $2.46          $1.90

Dividends per share                            $.16           $.16           $.48           $.44


Average common and common
 equivalent shares outstanding               65,279         64,909         65,041         64,172

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                Unamortized
                                                    Additional                    Expense of
                                        Common       Paid-in        Retained      Restricted         Treasury
                                        Stock        Capital        Earnings     Stock Awards         Stock
BALANCES, March 1, 1995           $     62,294   $    194,863   $    665,992   $     (3,868)   $         0

 Net earnings                                                        121,637

 Cash dividends -
 $.44 per share                                                      (27,624)

 Treasury stock acquired                                                                            (5,129)

 Stock issued:
 Employee stock
     purchase/option plans               1,376         23,994                                          530
 Restricted stock                                         272                           135           (439)

 Amortization of restricted
 stock awards                                                                         2,910

BALANCES, November 30, 1995       $     63,670   $    219,129   $    760,005   $       (823)   $    (5,038)

BALANCES, March 1, 1996           $     64,313   $    232,058   $    798,805   $          0    $    (6,492)

 Net earnings                                                        159,682

 Cash dividends -
      $.48 per share                                                 (30,410)

 Treasury stock acquired                                                                           (53,546)

 Stock issued:
      Employee stock
         purchase/option plans                         (3,484)                                      37,835
      Restricted stock                                    618                                         (320)

BALANCES, November 30, 1996       $     64,313   $    229,192   $    928,077   $          0    $   (22,523)

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months Ended November 30,
                                                                                1996           1995

Cash Flows from Operating Activities:
     Net earnings                                                         $    159,682   $    121,637
     Noncash items included in earnings                                         36,185         31,935
     Decrease (increase) in segregated cash and government securities          107,369         (3,471)
     Net change in securities borrowed and loaned                               13,284        (38,104)
     Decrease in net payable to brokers and dealers                            (18,549)       (35,242)
     Increase in net receivable from customers                                (228,172)       (14,452)
     Decrease (increase) in net securities inventory                            62,738        (24,279)
     Net change in other assets and liabilities                                 (7,387)        47,790
 Net cash provided by operating activities                                     125,150         85,814

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell                           (62,157)       (49,174)
     Capital expenditures and other investments                                (24,160)       (35,908)
 Net cash used in investing activities                                         (86,317)       (85,082)

Cash Flows from Financing Activities:
     Employee stock transactions                                                34,936         25,868
     Cash dividends                                                            (30,410)       (27,624)
     Treasury stock                                                            (53,546)        (5,129)
 Net cash used in financing activities                                         (49,020)        (6,885)

Net Decrease in Cash and Cash Equivalents                                      (10,187)        (6,153)
Cash and Cash Equivalents at March 1                                            52,587         41,464
Cash and Cash Equivalents at November 30                                  $     42,400   $     35,311


Income tax payments totaled $111,597 and $79,257 during the nine month periods ended November 30, 1996, and 1995, respectively.

Interest payments totaled $2,120 and $2,691 during the nine month periods ended November 30, 1996, and 1995, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1996
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 29, 1996. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1996, are not necessarily indicative of the results for the year ending February 28, 1997. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.


COMMON STOCK:

Options to purchase 1,250,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 1997, at 85% of market price based on dates specified in the plan. Employees purchased 1,246,883 shares at $22.47 per share in October 1996. Treasury shares were utilized for these transactions.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of November 30, 1996, Edwards' net capital of $847,465 was $816,460 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                         MANAGEMENT FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1995

Results of Operations

The nine months ended November 30, 1996 saw a continuation of the high level of retail investor activity experienced since the second half of the last fiscal year. The NYSE and Nasdaq overall trading volumes increased 15% and 33%, respectively, over the same period last year, resulting in an 18% increase in total client trades. The number and size of client trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 560 and 5,972, respectively, which represent increases of 5% compared with the same period last year.

Total revenues increased $191 million (18%) over the nine month period last year, from $1.05 billion to $1.24 billion. Expenses were $982 million, an increase of $130 million (15%), resulting in a rise in net profit margins from 11.6% in 1995 to 12.9% this year.

Total commission revenue increased $105 million (19%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $55 million (15%) while mutual fund and insurance sales increased $32 million (25%) and $18 million (27%), respectively. Client demand for stocks, mutual funds and variable annuities continued to rise due to the continuation of the strong equity market conditions and slightly lower interest rates during the current nine month period.

Investment banking revenue increased $42 million (55%). Underwriting fees and concessions from corporate equity and debt issues rose $10 million (31%) and $10 million (80%), respectively, as a result of improved market conditions for corporate securities issues. Management fees increased $16 million (94%) due to participation as manager or co-manager in a large number of public and corporate offerings coupled with increased activity in mergers and acquisitions this year. The larger transactions included the debt restructuring for Orange County, California and assisting in the sale of Minneapolis-based West Publishing Company.

Asset management and service fees increased $34 million (24%). Service fees from third-party management, including mutual funds, increased $30 million (28%) as a result of additional accounts and appreciation of assets under management. Transaction-related revenue and other administrative fees increased $4 million (11%), reflecting record activity levels.

Compensation and benefits increased $119 million (18%) due to increases in every category. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily due to general increases and expansion. Incentive related compensation rose as a result of higher earnings.

Liquidity and Capital Resources

No material changes have taken place since February 29, 1996 regarding the Company's liquidity, capital resources and overall financial condition.

                THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 1995

Net earnings for the quarter ended November 30, 1996 were $51 million on revenues of $405 million compared to net earnings of $43 million on revenues of $362 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations, except for the following:

Principal transaction revenue increased $5 million (12%) primarily due to increases in corporate equity and municipal debt revenue. Corporate equity revenue rose $2 million (15%) resulting from strong market conditions reflected in a 21% increase in overall Nasdaq volume. Municipal debt revenue increased $3 million (19%) as investor demand resumed following the caution caused by possible tax reforms last year, coupled with larger supplies from increased municipal syndicate activity in recent periods.

Although investment banking revenue increased $7 million (25%), the increase for the third quarter lags the year-to-date growth due to several large transactions in the second quarter this year.


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

         Reports on Form 8-K  There were no reports on Form 8-K filed during the quarter ended November 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  January 13, 1997       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  January 13, 1997       /s/ David W. Mesker
                                   DAVID W. MESKER
                                   Principal Financial Officer