Form 10-K405
period 1997-02-28
EDWARDS A G INC
filed 1997-05-29
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended February 28, 1997  Commission file number  1-8527


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

The aggregate market value of voting stock held by non-affiliates was approximately $2.2 billion at April 30, 1997.

At April 30, 1997, there were 63,956,050 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended February 28, 1997 (the "1997 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 19, 1997 (the "Company's 1997 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 14 of this Form 10-K.

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

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices) in the United States. At February 28, 1997, Edwards had 569 offices (up from 536 at the end of the prior fiscal year) in 48 states and the District of Columbia, and 12,031 full-time employees (up from 11,279), including 6,070 investment brokers (up from 5,757) providing services for approximately 1,880,000 clients (up from 1,720,000). No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant.

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a futures commission merchant (FCM) and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association
(NFA). The four A.G. Edwards Trust companies provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner of 61 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985. Edwards Development Corporation is the sole general partner in Indianapolis Historic Partners (IHP), a partnership, in which Edwards owns the entire limited partnership interest. IHP purchased, renovated and operated residential rental property in the Indianapolis, Indiana area. These properties were sold in fiscal 1997.

       (b) Financial Information About Industry Segments

The Company operates in one principal line of business, that of providing investment services. Because the Company's services use the same distribution personnel and facilities, and the same support services, it is impractical to identify the assets, expenses and profitability of any one class of service.

       (c) Narrative Description of Business

Commissions, principal transactions, investment banking and asset management and service fees were the principal sources of consolidated revenue for the last three fiscal years. The total amount of revenue contributed by these services, including the amount of total revenue by class of products or services that accounted for 10% or more of its consolidated revenues, are set forth on pages 22 and 23 of the 1997 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

The Company markets and distributes its products and services to its clients in the 48 contiguous states and the District of Columbia through its branch office network, 6,070 investment brokers and 5,961 support employees.

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

Mutual Funds. Edwards distributes mutual fund shares in continuous offerings of open-end funds. Income from the sale of mutual funds is derived primarily from the standard dealer's discount which varies as a percentage of the client's purchase price depending upon the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales continue to be a significant portion of overall revenues. Edwards does not sponsor its own mutual fund products.

Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards' clients' futures transactions are executed and cleared through Clearing. Nearly all transactions in futures contracts are executed with a relatively low margin deposit, usually 3% to 12% of the total contract amount. Consequently, the risk to the client and resulting credit risk assumed by Edwards is substantial, generally greater than on securities transactions. To limit its exposure, Edwards requires its clients to meet minimum net worth requirements and other established credit standards, in addition to the margin deposits. Regulations of some commodity exchanges limit the allowable upward or downward price fluctuations for each commodity on a given day. These restrictions on price fluctuations may preclude purchases or sales necessary to limit losses or realize gains.

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

PRINCIPAL TRANSACTIONS

Client transactions in the equity and fixed income over-the-counter markets may be affected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company's financial statements at fair value and unrealized gains or losses are included in the results of operations. Securities fluctuations may be sudden and sharp as a result of changes in market conditions. To the extent Edwards can correctly anticipate such changes, risks may be reduced by varying inventory levels or by use of hedging strategies.

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts and closed-end mutual funds. Activities in municipal underwriting include areas of specialization in financing of municipal projects such as infrastructure improvements, education, housing and health facilities. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

Clients desiring professional money management are offered three separate account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Through Asset Performance Monitor(R), Edwards provides its clients access to third-party investment management, performance measurement, management search and related consulting services. The Pathways(SM) and Spectrum programs are personalized, fee-based asset allocation programs that utilize mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon.

Edwards offers the UltraAsset Account, Total Asset Account(R) and the Cash Convenience Account, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on free credit balances held in client accounts. In addition, the UltraAsset and Total Asset Accounts allow clients access to their margin securities and money market shares through the use of debit cards and checking account services provided by a major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports.

Edwards provides custodial services for clients' self-directed Individual Retirement Accounts and Keogh plans.

MARGIN FINANCING

Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to its clients for a portion of the purchase price, with the client's securities held as collateral. The amount of credit is limited by the initial margin regulations issued by the Board of Governors of the Federal Reserve System. The current prescribed minimum initial margin for equity securities is equal to 50% of the value of equity securities purchased. The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards' maintenance requirements generally exceed the exchanges' requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the client's indebtedness before the collateral can be liquidated.

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in
Note 10 of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page
32 of the 1997 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous broker-dealers, some of whom possess greater financial resources than the Company. Edwards competes for clients on the basis of price, the quality of its services, financial resources and reputation within the clients' communities. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate and other investment opportunities. Recent regulatory actions, which reduced certain restrictions on bank affiliates engaging in securities activities, may have the effect of increasing competition from commercial banks and their affiliates for securities underwriting activities and other brokerage services. In addition, continued legislative proposals, calling for further reductions on restrictions for brokerage service and underwriting activities, may also lead to increased competition from commercial banks and their affiliates.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of A.G. Edwards, Inc. to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to
clients on margin transactions.   Infractions of these rules and regulations may
include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 30 of the 1997 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

OTHER MATTERS

As with other organizations, the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The incremental costs of this project will not have a material effect on the Company's consolidated financial statements. However, the Company may be adversely impacted if similar efforts of other organizations are unsuccessful.

ITEM 2.    PROPERTIES.

The Company's headquarters, consisting of several buildings located at One North Jefferson Avenue, St. Louis, Missouri, contains approximately 1,100,000 square feet of general office space, as well as underground and surface parking and a five story parking garage. The buildings are located on approximately 590,000 square feet of land owned by the Company. The Company also owns approximately 495,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. The Company began construction of an additional headquarters building in November 1995, which is to be completed in the fall of 1997 at a cost of approximately $40 million. Also, the Company owns two of its branch office buildings and two additional office buildings which serve as a data processing and contingency planning facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 28, 1997, was $36,165,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 1997. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.


                                                                            Year First
                                                                        Appointed Executive
                                                                          Officer of the
         Name             Age       Office & Title                            Company
Benjamin F. Edwards III    65   Chairman of the Board,                          1983
                                President and Chief Executive
                                Officer of the Company.
                                Chairman of the Board,
                                President and Chief Executive
                                Officer of Edwards.  Employee
                                of Edwards for 40 years.
                                Director of Edwards since 1967.

Robert G. Avis             65   Vice Chairman of the Board of                   1984
                                the Company.  Vice Chairman of
                                the Board, Executive Vice President
                                of Edwards, Director of the Investment
                                Banking Division since March 1989 and
                                Director of the Sales and Marketing
                                Division of Edwards from September 1984
                                to February 1997.
                                Employee of Edwards for 31 years.
                                Director of Edwards since 1970.

Robert L. Bagby            53   Vice Chairman of the Board of                   1991
                                the Company.  Vice Chairman of
                                the Board, Executive Vice President,
                                and since March 1995, Director of
                                the Branch Division of Edwards.
                                Assistant Director of the Branch
                                Division of Edwards prior to March 1995.
                                Employee of Edwards for 22 years.
                                Director of Edwards since 1979.


                                                                            Year First
                                                                        Appointed Executive
                                                                          Officer of the
         Name             Age       Office & Title                            Company

Donnis L. Casey            49   Corporate Vice President of Edwards.            1996
                                Director of the Staff Division of
                                Edwards since March 1996.
                                Assistant Director of the Staff Division
                                prior to March 1996.
                                Employee of Edwards for 30
                                years.  Director of Edwards since 1993.

Robert C. Dissett          59   Executive Vice President,                       1990
                                Assistant Treasurer and
                                Director of Operations of Edwards.
                                Employee of Edwards for 35 years.
                                Director of Edwards since 1973.

Benjamin F. Edwards IV     41   Executive Vice President of Edwards.            1996
                                Director of the Sales and Marketing
                                Division since March 1997.  Regional
                                Officer of Edwards from March 1995
                                to February 1997.  Assistant Branch
                                Manager of Edwards from April 1991
                                to February 1995.  Employee of
                                Edwards for 19 years.  Director of
                                Edwards since 1994.

Alfred E. Goldman          63   Corporate Vice President, Technical             1991
                                Market Analysis of Edwards.
                                Employee of Edwards for 37 years.
                                Director of Edwards since 1967.

Douglas L. Kelly           48   Secretary of the Company.                       1994
                                Corporate Vice President, Secretary
                                of Edwards.  Director of Law and
                                Compliance of Edwards
                                since January 1994.  Partner at
                                the law firm of Peper, Martin,
                                Jensen, Maichel and Hetlage
                                prior to joining the Company.
                                Employee of Edwards for 3 years.
                                Director of Edwards since 1994.

                                                                            Year First
                                                                        Appointed Executive
                                                                          Officer of the
         Name             Age       Office & Title                            Company

Ronald J. Kessler          49   Corporate Vice President and Assistant          1996
                                Director of Operations of Edwards.
                                Employee of Edwards for 29 years.
                                Director of Edwards since 1989.

Eugene J. King             65   Vice President, Controller and                  1983
                                Assistant Treasurer of the Company.
                                Senior Vice President, Assistant
                                Treasurer and Controller of Edwards.
                                Employee of Edwards for 26 years.
                                Director of Edwards since 1988.

Robert L. Proost           59   Vice President and Treasurer of the             1990
                                Company.  Corporate Vice President,
                                Treasurer, Assistant Secretary and
                                Director of Administration of Edwards.
                                Employee of Edwards for 9 years.
                                Director of Edwards since 1989.


Benjamin F. Edwards III and Benjamin F. Edwards IV are father and son. Benjamin F. Edwards III and Robert G. Avis are stepbrothers.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

The information required by this item is contained in the 1997 Annual Report to Stockholders on page 43 under the caption "Quarterly Financial Information" and on page 44 under the caption "Stockholder Information". Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6.    SELECTED FINANCIAL DATA.

The information required by this item is contained on pages 22 and 23 of the 1997 Annual Report to Stockholders under the caption "Ten-Year Financial Summary". Such information is hereby incorporated by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 18 through 21 of the 1997 Annual Report to Stockholders under the caption "Management's Financial Discussion". Such information is hereby incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche llp dated April 24, 1997, and under the caption "Quarterly Financial Information" on pages 24 through 33 and page 43 of the 1997 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 6 of the Company's 1997 Proxy Statement and in Part I of this Form 10-K on pages 9 through 11 under the caption "Executive Officers of the Company". Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation" and "Executive Compensation" on pages 7 through 16 of the Company's 1997 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1997 Proxy Statement under the caption "Ownership of the Company's Common Stock". Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1997 Proxy Statement under the caption "Certain Transactions". Such information is hereby incorporated by reference.

                                     PART IV

ITEM 14.   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
       EXHIBITS AND REPORTS ON FORM 8-K.
                                                             PAGE
                INDEX                                       NUMBER

(a)1.Financial Statements

          Independent Auditors' Report                      (X)

          Consolidated balance sheets                       (X)

          Consolidated statements of earnings               (X)

          Consolidated statements of stockholders' equity   (X)

          Consolidated statements of cash flows             (X)

          Notes to consolidated financial statements        (X)

       (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche llp, included on pages 24 through 33 of the Company's 1997 Annual Report to Stockholders, are hereby incorporated by reference.

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

          11 Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained on pages 24 through 33 in the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1997 and incorporated herein by reference.

          13   Annual Report to Stockholders for the fiscal year ended
               February 28, 1997. Except for those portions of pages expressly incorporated by reference, the 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 1997.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 22, 1997            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board

                         POWER OF ATTORNEY             EXHIBIT 24

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin F. Edwards III, and Robert L. Proost and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin F. Edwards III        Chairman of the Board,           May 22, 1997
Benjamin F. Edwards III            President and Director
                                   (Chief Executive Officer)

/s/ Robert L. Proost               Treasurer                        May 22, 1997
Robert L. Proost                   (Principal Financial Officer)

/s/ Eugene J. King                 Vice President                   May 22, 1997
Eugene J. King                     (Principal Accounting Officer)

/s/ Robert G. Avis                 Vice Chairman of the Board       May 22, 1997
Robert G. Avis                     and Director

/s/ Robert L. Bagby                Vice Chairman of the Board       May 22, 1997
Robert L. Bagby                    and Director

/s/ Dr. E. Eugene Carter           Director                         May 22, 1997
Dr. E. Eugene Carter

/s/ Robert C. Dissett              Director                         May 22, 1997
Robert C. Dissett

                                   Director                         May 22, 1997
Dr. Louis Fernandez

/s/ Samuel C. Hutchinson Jr.       Director                         May 22, 1997
Samuel C. Hutchinson Jr.

/s/ David W. Mesker                Director                         May 22, 1997
David W. Mesker

/s/ Donna C.E. Williamson          Director                         May 22, 1997
Donna C.E. Williamson

                                  Exhibit Index


     Exhibit   Description

     13        1997 Annual Report to Stockholders.

     21        Subsidiaries of the Registrant.

     23        Independent Auditors' Consent.

     24        Power of Attorney.  Included on Signature Page 17.