Form 10-Q
period 1997-05-31
EDWARDS A G INC
filed 1997-07-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1997      Commission file number 1-8527


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



At June 30, 1997, there were 63,658,364 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











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
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                        May 31,      February 28,
                                                                          1997           1997
ASSETS

Cash and cash equivalents                                             $   70,998     $   62,799
Cash and government securities, segregated under
  federal and other regulations                                          157,382        400,991
Securities purchased under agreements to resell                          115,000        200,000
Securities borrowed                                                      977,296      1,392,864
Receivables:
  Customers, less allowance for doubtful accounts
     of $3,550                                                         1,737,745      1,677,354
  Brokers, dealers and clearing organizations                              9,905         14,635
Securities inventory, at fair value:
  State and municipal                                                    132,534         98,516
  Government and agencies                                                 54,058         39,666
  Corporate                                                               32,561         25,785
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $204,804 and $196,414                              196,953        189,795
Deferred income taxes                                                     53,524         56,558
Other assets                                                              90,612         85,377

                                                                      $3,628,568     $4,244,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                        $  142,684     $  174,736
Securities loaned                                                      1,083,535      1,458,426
Payables:
  Customers                                                              697,018        816,668
  Brokers, dealers and clearing organizations                             44,061         47,842
Securities sold but not yet purchased, at fair value                      21,820         17,670
Employee compensation and related taxes                                  271,313        414,177
Income taxes                                                              25,920         13,536
Other liabilities                                                         44,644         39,982
     Total Liabilities                                                 2,330,995      2,983,037

Stockholders' Equity:
  Preferred stock, $25 par value:
     Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
     Authorized, 250,000,000 shares
     Issued 64,312,658 shares                                             64,313         64,313

  Additional paid-in capital                                             233,224        229,235

  Retained earnings                                                    1,019,075        976,011
                                                                       1,316,612      1,269,559

  Less-Treasury stock, at cost (542,794 and 234,921 shares)               19,039          8,256
     Total Stockholders' Equity                                        1,297,573      1,261,303

                                                                      $3,628,568     $4,244,340
See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended May 31,
                                                      1997            1996
REVENUES:
     Commissions                                    $237,633       $246,762
     Principal transactions                           54,602         53,486
     Investment banking                               36,628         34,121
     Asset management and service fees                67,649         56,713
     Interest                                         40,843         35,026
     Other                                             1,993          2,376
                                                     439,348        428,484
EXPENSES:
     Compensation and benefits                       283,456        275,476
     Communications                                   23,463         21,164
     Occupancy and equipment                          22,629         19,891
     Floor brokerage and clearance                     4,536          4,702
     Interest                                            546            718
     Other operating expenses                         15,847         14,571
                                                     350,477        336,522

EARNINGS BEFORE INCOME TAXES                          88,871         91,962

INCOME TAXES                                          34,330         35,520

NET EARNINGS                                        $ 54,541       $ 56,442

Earnings per share                                  $   0.83       $   0.87

Dividends per share                                 $   0.18       $   0.16


Average common and common
 equivalent shares outstanding                        65,712         65,045

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 1996 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Additional
                                  Common       Paid-in        Retained       Treasury
                                  Stock        Capital        Earnings        Stock          Totals

BALANCES, March 1, 1996          $64,313       $232,058     $  798,805       $ (6,492)     $1,088,684

  Net earnings                                                  56,442                         56,442
  Cash dividends -
     $0.16 per share                                           (10,198)                       (10,198)

  Treasury stock acquired                                                      (9,000)         (9,000)

  Stock issued:
  Employee stock
     purchase/option plans                          482                         1,648           2,130
  Restricted stock                                  562                           (25)            537

BALANCES, May 31, 1996           $64,313       $233,102     $  845,049       $(13,869)     $1,128,595

BALANCES, March 1, 1997          $64,313       $229,235     $  976,011       $ (8,256)     $1,261,303

  Net earnings                                                  54,541                         54,541

  Cash dividends -
     $0.18 per share                                           (11,477)                       (11,477)

  Treasury stock acquired                                                     (17,245)        (17,245)

  Stock issued:
     Employee stock
     purchase/option plans                         (343)                        6,740           6,397
     Restricted stock                             4,332                          (278)          4,054

BALANCES, May 31, 1997           $64,313       $233,224     $1,019,075       $(19,039)     $1,297,573


See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended May 31,
                                                                           1997           1996

Cash Flows from Operating Activities:
     Net earnings                                                      $  54,541      $  56,442
     Noncash items included in earnings                                   13,603         15,938
     Decrease in segregated cash and government securities               243,609        248,708
     Net change in securities borrowed and loaned                         40,677         11,896
     Increase (decrease) in net payable to brokers,dealers
       and clearing orginizations                                            949        (38,478)
     Increase in net receivable from customers                          (180,041)      (186,080)
     (Increase) decrease  in net securities inventory                    (51,036)        37,482
     Net change in other assets and liabilities                         (165,037)       (78,426)
  Net cash (used in) provided by operating activities                    (42,735)        67,482

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell                      85,000        (29,941)
     Capital expenditures and other investments                          (16,496)       (10,937)
  Net cash provided by (used in) investing activities                     68,504        (40,878)

Cash Flows from Financing Activities:
     Employee stock transactions                                          11,152          2,720
     Cash dividends                                                      (11,477)       (10,198)
     Purchase of treasury stock                                          (17,245)        (9,000)
  Net cash used in financing activities                                  (17,570)       (16,478)

Net Increase in Cash and Cash Equivalents                                  8,199         10,126
Cash and Cash Equivalents at March 1                                      62,799         52,587
Cash and Cash Equivalents at May 31                                    $  70,998      $  62,713

Income tax payments totaled $11,122 and $11,760 during the three month periods ended May 31, 1997, and 1996, respectively.

Interest payments totaled $768 and $586 during the three month periods ended May 31, 1997, and 1996, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1997. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1997, are not necessarily indicative of the results for the year ending February 28, 1998. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain the approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of May 31, 1997, Edwards' net capital of $924,721 was $891,024 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                         MANAGEMENT FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1997 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1996

Results of Operations

The three months ended May 31, 1997 saw a continuation of the high level of retail investor activity of the last two fiscal years coupled with increased volatility in the equity and debt markets this year. The NYSE overall trading volume increased 13% while the Nasdaq volume was virtually unchanged when compared to the first quarter last year, which combined to contribute to a 7% increase in total customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 573 and 6,113, which represent increases of 7% and 5%, respectively, compared with the same period last year.

Total revenues increased $11 million (3%) to $439 million from $428 million last year. Expenses were $350 million, an increase of $14 million (4%), resulting in a decline in net profit margins to 12.4% this year from 13.2% last year.

Total commission revenue decreased $9 million (4%) as a result of a $5 million (3%) decline in equity related commissions and a $4 million (7%) decrease in mutual fund revenue. Contributing to these decreases is a shift of client assets to fee-based products.

Investment banking revenue increased $3 million (7%). Underwriting fees and concessions from corporate debt issues rose primarily as a result of increased customer demand for unit trusts following higher interest rates coupled with favorable market conditions for debt security instruments.

Asset management and service fees increased $11 million (19%). This increase is primarily due to increases in service fees from third-party management, including mutual funds, as a result of an increase in client assets under management.

Compensation and benefits increased $8 million (3%) due to a $7 million (16%) increase in general and administrative salaries caused by general increases and higher employment.

Communication expense increased $2 million (11%) and occupancy and equipment expenses increased $3 million (14%) primarily due to branch and home office expansion.

Liquidity and Capital Resources

No material changes have taken place since February 28, 1997 regarding the Company's liquidity, capital resources and overall financial condition.

                           PART II.  OTHER INFORMATION


Item 1: Legal Proceedings

        There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

Item 2: Changes in Securities

        Effective July 11, 1997, the Rights Agreement dated December 30, 1988 (the "Rights Agreement") governing the common stock purchase rights of the Company was amended to allow resignation of the rights agent at any time by agreement with the Company, to allow a successor rights agent to have a principal office in a state other than Missouri, and to provide for a revision in the legend concerning the Rights Agreement on the certificates representing the shares of common stock of the Company.
        The amendments were made as the rights agent under the Rights Agreement will be changed effective July 21, 1997 to The Bank of New York from Boatmen's Trust Company. The change of the rights agent will be made at the same time as the transfer agent and registrar for the Company's common stock is changed to The Bank of New York from Boatmen's Trust Company. All of the changes are being made as the Company was informed that Boatmen's Trust Company will not continue in the business of providing transfer agent and registrar services.

Item 4: Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders on June 19, 1997, stockholders approved a number of nominations and proposals. Results of these nominations and proposals were:

                                                   Votes            Votes
                                    Votes For     Against         Withheld*
        Nominations for director:
         Charmaine S. Chapman       48,589,384                   1,438,919
         Dr. Louis Fernandez        49,040,556                     987,747
         Benjamin F. Edwards IV     49,028,549                     999,754

        Ratification of auditors    49,788,656     150,684          88,963

        A total of 50,028,303 shares were present in person or by proxy at the Annual Meeting.

        *Includes abstentions and broker non-votes.

Item 6: Exhibits and Reports on 8-K

        Exhibit 4 Amendment No. 3 to the Rights Agreement dated December 30, 1988 effective July 11, 1997.

        Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

        Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  July 14, 1997          /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  July 14, 1997          /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer