Form 10-Q
period 1997-08-31
EDWARDS A G INC
filed 1997-10-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1997   Commission file number 1-8527


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



At September 30, 1997, there were 94,662,129 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding. The shares were adjusted for the October 1, 1997 stock split.











                               A.G. EDWARDS, INC.

                                      INDEX
                                                               Page

     PART I.   FINANCIAL INFORMATION

          Consolidated balance sheets                           1

          Consolidated statements of earnings                   2

          Consolidated statements of
           stockholders' equity                                 3

          Consolidated statements of cash flows                 4

          Notes to consolidated financial statements            5

           Management's financial discussion                   6-7

     PART II   OTHER INFORMATION                                7

          SIGNATURES                                            8




                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                              August 31,     February 28,
                                                                                1997            1997
ASSETS

Cash and cash equivalents                                                 $     58,577   $     62,799
Cash and government securities, segregated under
 federal and other regulations                                                 157,753        400,991
Securities purchased under agreements to resell                                224,362        200,000
Securities borrowed                                                            910,066      1,392,864
Receivables:
 Customers, less allowance for doubtful accounts
  of $3,600 and $3,550                                                       1,899,111      1,677,354
 Brokers, dealers and clearing organizations                                    27,964         14,635
Securities inventory, at fair value:
 State and municipal                                                            90,706         98,516
 Government and agencies                                                        41,397         39,666
 Corporate                                                                      33,431         25,785
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $214,269 and $196,414                                     202,789        189,795
Deferred income taxes                                                           58,304         56,558
Other assets                                                                    97,886         85,377

                                                                          $  3,802,346   $  4,244,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                            $    160,058   $    174,736
Securities sold under agreements to repurchase                                   9,363
Securities loaned                                                              944,032      1,458,426
Payables:
 Customers                                                                     822,245        816,668
 Brokers, dealers and clearing organizations                                    48,621         47,842
Securities sold but not yet purchased, at fair value                            32,221         17,670
Employee compensation and related taxes                                        379,152        414,177
Income taxes                                                                    23,755         13,536
Other liabilities                                                               49,500         39,982
  Total Liabilities                                                          2,468,947      2,983,037

Stockholders' Equity:
 Preferred stock, $25 par value:
  Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
  Authorized, 250,000,000 shares
  Issued 96,468,990 and 64,312,658 shares                                       96,469         64,313

 Additional paid-in capital                                                    199,665        229,235

 Retained earnings                                                           1,075,981        976,011
                                                                             1,372,115      1,269,559

 Less - Treasury stock, at cost (1,535,306 and 234,921 shares)                  38,716          8,256
  Total Stockholders' Equity                                                 1,333,399      1,261,303


                                                                          $  3,802,346   $  4,244,340

See Notes to Consolidated Financial Statements.



                                      A.G. EDWARDS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (In thousands, except per share amounts)
                                                 (Unaudited)


                                                Three Months Ended                Six Months Ended
                                                    August 31,                       August 31,
                                                 1997           1996           1997           1996
REVENUES:
  Commissions                               $   293,005     $  207,626    $   530,638    $   454,388
  Principal transactions                         52,836         53,890        107,438        107,376
  Investment banking                             42,252         47,688         78,880         81,809
  Asset management and service fees              75,477         59,469        143,126        116,182
  Interest                                       43,514         35,865         84,357         70,891
  Other                                           2,748          2,517          4,741          4,893
                                                509,832        407,055        949,180        835,539
EXPENSES:
  Compensation and benefits                     326,412        258,411        609,868        533,887
  Communications                                 24,529         20,781         47,992         41,945
  Occupancy and equipment                        23,487         20,914         46,116         40,805
  Floor brokerage and clearance                   5,309          4,510          9,845          9,212
  Other operating expenses                       17,350         17,469         33,743         32,758
                                                397,087        322,085        747,564        658,607

EARNINGS BEFORE INCOME TAXES                    112,745         84,970        201,616        176,932

INCOME TAXES                                     43,500         32,750         77,830         68,270

NET EARNINGS                                $    69,245     $   52,220    $   123,786    $   108,662

Earnings per share                          $      0.71     $     0.54    $      1.26    $      1.12

Dividends per share                         $      0.13     $     0.11    $      0.25    $      0.21

Average common and common
 equivalent shares outstanding                   98,408         97,199         98,488         97,383

See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 1996 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                        Additional
                              Common     Paid-in       Retained   Treasury
                              Stock      Capital       Earnings    Stock       Total
BALANCES, March 1, 1996      $ 64,313   $ 232,058  $   798,805  $  (6,492) $ 1,088,684

 Net earnings                                          108,662                 108,662

 Cash dividends -
  $0.21 per share                                      (20,245)                (20,245)

 Treasury stock acquired                                          (36,918)     (36,918)

 Stock issued:
 Employee stock
  purchase/option plans                       800                   3,683        4,483
 Restricted stock                             595                    (110)         485

BALANCES, August 31, 1996    $ 64,313   $ 233,453  $   887,222  $ (39,837) $ 1,145,151

BALANCES, March 1, 1997      $ 64,313   $ 229,235  $   976,011  $  (8,256) $ 1,261,303

 Net earnings                                          123,786                 123,786

 Cash dividends -
  $0.25 per share                                      (23,816)                (23,816)

 Treasury stock acquired                                          (41,471)     (41,471)

 Stock issued:
  Employee stock
   purchase/option plans                   (1,783)                 11,841       10,058
  Restricted stock                          4,369                    (830)       3,539

 Stock Split - 3 for 2         32,156     (32,156)

BALANCES, August 31, 1997    $ 96,469   $ 199,665  $ 1,075,981  $ (38,716) $ 1,333,399


See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended August 31,
                                                                  1997         1996

Cash Flows from Operating Activities:
  Net earnings                                               $   123,786  $  108,662
  Noncash items included in earnings                              30,049      27,321
  Decrease in segregated cash and government securities          243,238     250,998
  Net change in securities borrowed and loaned                   (31,596)     12,992
  Decrease in net payable to brokers, dealers
   and clearing organizations                                    (12,550)    (41,178)
  Increase in net receivable from customers                     (216,180)   (339,890)
  Decrease in net securities inventory                            12,984      52,279
  Net change in other assets and liabilities                     (55,530)    (48,632)
 Net cash provided by operating activities                        94,201      22,552

Cash Flows from Investing Activities:
  Securities purchased under agreements to resell                (15,000)     47,013
  Capital expenditures and other investments                     (32,953)    (18,814)
 Net cash (used in) provided by investing activities             (47,953)     28,199

Cash Flows from Financing Activities:
  Employee stock transactions                                     14,817       5,075
  Cash dividends                                                 (23,816)    (20,245)
  Purchase of treasury stock                                     (41,471)    (36,918)
 Net cash used in financing activities                           (50,470)    (52,088)


Net Decrease in Cash and Cash Equivalents                         (4,222)     (1,337)
Cash and Cash Equivalents at March 1                              62,799      52,587
Cash and Cash Equivalents at August 31                       $    58,577  $   51,250

Income tax payments totaled $60,336 and $78,387 during the six month periods ended August 31, 1997, and 1996, respectively.

Interest payments totaled $1,353 and $1,198 during the six month periods ended August 31, 1997, and 1996, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1997. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 1997, are not necessarily indicative of the results for the year ending February 28, 1998. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.


COMMON STOCK:

All share amounts and share data have been restated to reflect a three-for-two stock split, effected in the form of a stock dividend, declared on August 22, 1997 and payable on October 1, 1997 to holders of record September 5, 1997.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain the approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of August 31, 1997, Edwards' net capital of $975,670 was $937,935 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                         MANAGEMENT FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1996

Results of Operations

The six months ended August 31, 1997 saw a continuation of the high level of retail investor activity of the last two fiscal years coupled with increased volatility in the equity and debt markets this year. The NYSE and Nasdaq overall trading volumes increased 25% and 11%, respectively, over the prior year reflected by a 20% increase in the Company's total customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 581 and 6,131, which represent increases of 6% and 5%, respectively, compared with the same period last year.

Total revenues increased $113 million (14%) to $949 million from $836 million last year. Operating expenses were $748 million, an increase of $89 million (14%). Net earnings were $124 million, an increase of $15 million (14%), resulting in a 13% profit margin for both years.

Total commission revenue increased $76 million (17%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $58 million (21%) while mutual fund and insurance sales increased $10 million (9%) and $9 million (16%), respectively. Client demand for stocks, mutual funds and variable annuities continues to rise due to the continuation of the strong equity market conditions reflecting the higher trading volumes and the 11% rise in the Dow Jones Industrial Average during the first six months of this fiscal year.

Investment banking revenue decreased $3 million (4%). Management fees declined $10 million (39%) primarily due to the participation in two large transactions last year; this decline was partially offset by increased underwriting fees and concessions of $7 million (13%) as a result of increased customer demand for unit trusts primarily caused by slightly higher interest rates coupled with favorable market conditions for debt security instruments.

Asset management and service fees increased $27 million (23%). Fees from third-party mutual funds rose $16 million (23%) reflecting strong mutual fund sales as well as higher market valuations of existing assets. Fees for administration of client assets under third-party management, as well as the Company's management services, increased $10 million (46%) as a result of a 60% rise in the average number of accounts while average assets in these programs grew 49%.

Interest revenue increased $13 million (19%). Interest revenue from margin accounts rose $10 million (17%) due to a 14% rise in average margin debits coupled with slightly higher interest rates. Interest revenue from short-term investments increased $3 million (48%) caused by a 41% rise in average short-term investments as well as higher interest rates.

Compensation and benefits increased $76 million (14%) due to increases in every category. Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily because of general increases and higher employment. Incentive related compensation rose primarily as a result of higher earnings.

Communication expense increased $6 million (14%) and occupancy and equipment expenses increased $5 million (13%) primarily due to branch and home office expansion.


Liquidity and Capital Resources

No material changes have taken place since February 28, 1997 regarding the Company's liquidity, capital resources and overall financial condition.


                 THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO
                       THREE MONTHS ENDED AUGUST 31, 1996

Net earnings for the quarter ended August 31, 1997 were $69 million on revenues of $510 million compared to net earnings of $52 million on revenues of $407 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations.


                           PART II.  OTHER INFORMATION


Item 1:   Legal Proceedings

          There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

Item 4:   Submission of Matters to a Vote of Security Holders

         (c) The results of the annual meeting of stockholders, held on June 19, 1997, were previously reported on Form 10-Q filed for the quarter ended May 31, 1997.

Item 6:   Exhibits and Reports on 8-K

          Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

          Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended August 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  October 14, 1997       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  October 14, 1997       /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer