Form 10-Q
period 1997-11-30
EDWARDS A G INC
filed 1998-01-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1997 Commission file number 1-8527


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



At December 31, 1997, there were 95,763,608 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.











                               A.G. EDWARDS, INC.

                                      INDEX
                                                         Page

     PART I.  FINANCIAL INFORMATION

          Consolidated balance sheets                      1

          Consolidated statements of earnings              2

          Consolidated statements of
               stockholders' equity                        3

          Consolidated statements of cash flows            4

          Notes to consolidated financial statements       5

          Management's financial discussion               6-7

     PART II.  OTHER INFORMATION                           7

               SIGNATURES                                  8



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)                            November 30,   February 28,
                                                                              1997           1997
ASSETS

Cash and cash equivalents                                              $     57,115   $     62,799
Cash and government securities, segregated under
   federal and other regulations                                             61,718        400,991
Securities purchased under agreements to resell                              62,363        200,000
Securities borrowed                                                         818,528      1,392,864
Receivables:
   Customers, less allowance for doubtful accounts
      of $3,680 and $3,550                                                2,183,271      1,677,354
   Brokers, dealers and clearing organizations                               12,011         14,635
Securities inventory, at fair value:
   State and municipal                                                      109,999         98,516
   Government and agencies                                                   46,032         39,666
   Corporate                                                                 36,038         25,785
Property and equipment, at cost, net of accumulated depreciation
   and amortization of $223,012 and $196,414                                207,389        189,795
Deferred income taxes                                                        63,032         56,558
Other assets                                                                 88,517         85,377

                                                                       $  3,746,013   $  4,244,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                         $    155,566   $    174,736
Securities sold under agreements to repurchase                                9,363
Securities loaned                                                           887,395      1,458,426
Payables:
   Customers                                                                699,797        816,668
   Brokers, dealers and clearing organizations                               57,261         47,842
Securities sold but not yet purchased, at fair value                         31,278         17,670
Employee compensation and related taxes                                     430,540        414,177
Income taxes                                                                 13,836         13,536
Other liabilities                                                            56,252         39,982
      Total Liabilities                                                   2,341,288      2,983,037

Stockholders' Equity:
   Preferred stock, $25 par value:
      Authorized, 4,000,000 shares, none issued
   Common stock, $1 par value:
      Authorized, 250,000,000 shares
      Issued 96,463,114 and 64,312,658 shares                                96,463         64,313

   Additional paid-in capital                                               187,938        229,235

   Retained earnings                                                      1,135,893        976,011
                                                                          1,420,294      1,269,559

   Less - Treasury stock, at cost (456,618 and 234,921 shares)               15,569          8,256
      Total Stockholders' Equity                                          1,404,725      1,261,303

                                                                       $  3,746,013   $  4,244,340
See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           Three Months Ended           Nine Months Ended
                                              November 30,                 November 30,
                                            1997          1996         1997          1996
REVENUES:
 Commissions                           $   296,350    $ 217,948    $  826,988    $  672,336
 Principal transactions                     52,367       52,200       159,805       159,576
 Investment banking                         49,806       36,024       128,686       117,833
 Asset management and service fees          80,778       59,130       223,904       175,312
 Interest                                   45,978       37,170       130,335       108,061
 Other                                       2,064        2,073         6,805         6,966
                                           527,343      404,545     1,476,523     1,240,084
EXPENSES:
 Compensation and benefits                 334,752      257,558       944,620       791,445
 Communications                             24,563       21,294        72,555        63,239
 Occupancy and equipment                    24,535       22,408        70,651        63,213
 Floor brokerage and clearance               5,143        4,205        14,988        13,417
 Other operating expenses                   20,319       18,070        54,062        50,828
                                           409,312      323,535     1,156,876       982,142

EARNINGS BEFORE INCOME TAXES               118,031       81,010       319,647       257,942

INCOME TAXES                                45,640       29,990       123,470        98,260

NET EARNINGS                           $    72,391    $  51,020    $  196,177    $  159,682

Earnings per share                     $      0.73    $    0.52    $     1.99    $     1.64

Dividends per share                    $      0.13    $    0.11    $     0.38    $     0.32

Average common and common
 equivalent shares outstanding              99,246       97,918        98,741        97,562

See Notes to Consolidated Financial Statements.


                                            A.G. EDWARDS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997
                                         (In thousands, except per share amounts)
                                                         (Unaudited)


                                                    Additional
                                        Common       Paid-in          Retained       Treasury
                                        Stock        Capital          Earnings        Stock           Total
BALANCES, March 1, 1996                $ 64,313    $  232,058    $    798,805    $   (6,492)    $  1,088,684

 Net earnings                                                         159,682                        159,682

 Cash dividends -
   $0.32 per share                                                    (30,410)                       (30,410)

 Treasury stock acquired                                                            (53,546)         (53,546)

 Stock issued:
 Employee stock
   purchase/option plans                               (3,484)                       37,835           34,351
 Restricted stock                                         618                          (320)             298

BALANCES, November 30, 1996            $ 64,313    $  229,192    $    928,077    $  (22,523)    $  1,199,059

BALANCES, March 1, 1997                $ 64,313    $  229,235    $    976,011    $   (8,256)    $  1,261,303

 Net earnings                                                         196,177                        196,177

 Cash dividends -
   $0.38 per share                                                    (36,295)                       (36,295)

 Treasury stock acquired                                                            (71,153)         (71,153)

 Stock issued:
   Employee stock
   purchase/option plans                              (13,397)                       64,756           51,359
   Restricted stock                                     4,411                          (916)           3,495

 Stock Split - 3 for 2                   32,150       (32,150)

 Cash paid for fractional shares                         (161)                                          (161)

BALANCES, November 30, 1997            $ 96,463    $  187,938    $  1,135,893    $  (15,569)    $  1,404,725


See Notes to Consolidated Financial Statements.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended November 30,
                                                                    1997         1996

Cash Flows from Operating Activities:
   Net earnings                                                 $ 196,177    $  159,682
   Noncash items included in earnings                              47,381        36,185
   Decrease in segregated cash and government securities          339,273       107,369
   Net change in securities borrowed and loaned                     3,305        13,284
   Increase (decrease) in net payable to brokers, dealers
      and clearing organizations                                   12,043       (18,549)
   Increase in net receivable from customers                     (622,788)     (228,172)
   (Increase) decrease in net securities inventory                (14,494)       62,738
   Net change in other assets and liabilities                       5,350        (7,387)
 Net cash (used in) provided by operating activities              (33,753)      125,150

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell                128,274       (62,157)
   Capital expenditures and other investments                     (48,720)      (24,160)
 Net cash provided by (used in) investing activities               79,554       (86,317)

Cash Flows from Financing Activities:
   Employee stock transactions                                     56,124        34,936
   Cash paid for fractional shares                                   (161)
   Cash dividends                                                 (36,295)      (30,410)
   Purchase of treasury stock                                     (71,153)      (53,546)
 Net cash used in financing activities                            (51,485)      (49,020)

Net Decrease in Cash and Cash Equivalents                          (5,684)      (10,187)
Cash and Cash Equivalents at March 1                               62,799        52,587
Cash and Cash Equivalents at November 30                        $  57,115    $   42,400

Income tax payments totaled $119,100 and $111,597 during the nine month periods ended November 30, 1997, and 1996, respectively.

Interest payments totaled $1,224 and $2,120 during the nine month periods ended November 30, 1997, and 1996, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1997
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)



FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1997. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1997, are not necessarily indicative of the results for the year ending February 28, 1998. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.


COMMON STOCK:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 1998, at 85% of market price based on dates specified in the plan. Employees purchased 1,871,400 shares at $20.64 per share in October 1997. Treasury shares were utilized for these transactions.

Where appropriate, per share amounts and share data have been restated to reflect a three-for-two stock split declared in August 1997, effected in the form of a stock dividend.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the uniform net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify, and sometimes obtain the approval of, the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of November 30, 1997, Edwards' net capital of $979,907 was $937,071 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1996

Results of Operations

The nine months ended November 30, 1997 saw a continuation of the high level of retail investor activity of the last two fiscal years coupled with increased volatility, primarily in late October, in the equity and debt markets this year. The NYSE and Nasdaq overall trading volumes increased 27% and 18%, respectively, over the prior year as reflected by a 23% increase in the Company's total customer trades. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 590 and 6,207, which represent increases of 5% and 4%, respectively, compared with the same period last year.

Total revenues increased $236 million (19%) to $1.48 billion from $1.24 billion last year. Operating expenses were $1.16 billion, an increase of $175 million (18%). Net earnings were $196 million, an increase of $36 million (23%), resulting in a rise in net profit margins to 13.3% this year from 12.9% in 1996.

Total commission revenue increased $155 million (23%) reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $108 million (26%) while mutual fund and insurance sales increased $29 million (18%) and $17 million (21%), respectively. Client demand for equities, mutual funds and variable annuities continued to rise due to the continuation of the relatively strong equity market conditions and increased volatility reflecting the higher trading volumes and the 14% rise in the Dow Jones Industrial Average during the first nine months of this fiscal year.

Investment banking revenue increased $11 million (9%). Underwriting fees and concessions rose $20 million (23%) as a result of increased customer demand for unit trusts primarily caused by slightly higher interest rates coupled with favorable market conditions for debt security instruments. This was partially offset by a $9 million (27%) decline in management fees primarily due to the participation in two large transactions last year.

Asset management and service fees increased $49 million (28%). Fees from third-party mutual funds rose $29 million (27%) reflecting strong mutual fund sales as well as higher market valuations of existing assets. Fees for administration of client assets under third-party management, as well as the Company's management services, increased $17 million (53%) as a result of a 56% rise in the average number of accounts while average assets in these programs grew 49%.

Interest revenue increased $22 million (21%). Interest revenue from margin accounts rose $19 million (22%) due to a 19% rise in average margin debits coupled with slightly higher interest rates. Interest revenue from short-term investments increased $3 million (25%) caused by a 19% rise in average short-term investments as well as higher interest rates.

Compensation and benefits increased $153 million (19%). Commission expense increased due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily because of general increases and higher employment. Incentive related compensation rose primarily as a result of higher earnings.

Communication expense increased $9 million (15%) and occupancy and equipment expenses increased $7 million (12%) primarily due to branch and home office expansion.


Liquidity and Capital Resources

No material changes have taken place since February 28, 1997 regarding the Company's liquidity, capital resources and overall financial condition.


                THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 1996


Net earnings for the quarter ended November 30, 1997 were $72 million on revenues of $527 million compared to net earnings of $51 million on revenues of $405 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations with the exception of the following items. Equity related commissions rose $50 million (36%) while mutual fund and insurance sales increased $19 million (40%) and $8 million (30%), respectively. Client activity in equities, mutual funds and variable annuities was extremely heavy in the third quarter this year due to the volatile market and unprecedented trading volumes in October. Investment banking revenue rose $14 million (38%) due to the continued demand for unit trusts coupled with an increase in activity in initial public offerings.


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

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended November 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  January 14, 1998       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  January 14, 1998       /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer