Form 10-K
period 1998-02-28
EDWARDS A G INC
filed 1998-05-29
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


    For the fiscal year ended February 28, 1998   Commission file number  1-8527


                               A.G. EDWARDS, INC.


 State of Incorporation: DELAWARE I.R.S. Employer Identification No.: 43-1288229

                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103

Registrant's telephone number, including area code:  (314) 955-3000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
   Title of each class                      on which registered
COMMON STOCK, $1 PAR VALUE                NEW YORK STOCK EXCHANGE

RIGHTS TO PURCHASE COMMON STOCK           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates was approximately $4.3 billion at April 30, 1998.

At April 30, 1998, there were 95,593,006 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended
February 28, 1998 (the "1998 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 18, 1998 (the "Company's 1998 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 14 of this Form 10-K.

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

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices) in the United States. At February 28, 1998, Edwards had 594 offices (up from 569 at the end of the prior fiscal year) in 49 states and the District of Columbia, and 12,967 full-time employees (up from 12,031), including 6,289 investment brokers (up from 6,070) providing services for approximately 2,060,000 clients (up from 1,880,000). No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant.

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a futures commission merchant (FCM) and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association
(NFA). The four A.G. Edwards Trust companies provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner of 59 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985.

       (b) Financial Information About Industry Segments

The Company operates in one principal line of business, that of providing investment services. Because the Company's services use the same distribution personnel and facilities, and the same support services, it is impractical to identify the assets, expenses and profitability of any one class of service.

       (c) Narrative Description of Business

Commissions, principal transactions, investment banking, and asset management and service fees were the principal sources of consolidated revenue for the last three fiscal years. The total amount of revenue contributed by these services, including the amount of total revenue by class of products or services that accounted for 10% or more of its consolidated revenues, are set forth on pages

22 and 23 of the 1998 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

The Company markets and distributes its products and services to its clients in 49 states and the District of Columbia through its branch office network, 6,289 investment brokers and 6,678 support employees.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 50% of total revenue in four of the last five years. The following briefly describes the Company's sources of commission revenue.

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

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts and closed-end mutual funds. Edwards' municipal underwriting activities include areas of specialization in kindergarten through 12th grade schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on five major areas: industrial growth, real estate/financial services, emerging growth, consumer products and energy. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

Underwriting involves risk. As an underwriter, Edwards may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or a part of its commitment at less than the purchase price. Under federal and state securities laws, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. Generally, issuers agree to indemnify underwriters against such liabilities, but otherwise, underwriters are not specifically insured. In addition, the commitment of capital to underwriting may reduce Edwards' regulatory net capital position and, consequently, its underwriting participation may be limited by the requirement that it must at all times be in compliance with the net capital rules administered by the Securities and Exchange Commission (SEC).
                                       4

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

Edwards, through the A.G. Edwards Trust Companies, provides its clients with personal, ERISA and custodial trust services. Through four separate state charters, the A.G. Edwards Trust Companies are able to provide trust services to clients in most states.

Clients desiring professional money management are offered three types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Through Asset Performance Monitor(R), Edwards provides its clients access to third-party investment management, performance measurement, management search and related consulting services. The Pathways(SM), Spectrum, Fund Navigator and Fund Advisor programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon.

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

Edwards provides custodial services to its clients for the various types of self-directed individual retirement accounts as provided under the Internal Revenue Code.

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

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in
Note 9 of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page 32 of the 1998 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A client, borrowing in a margin account, is charged an interest rate based on the broker call loan rate plus up to an additional 2 1/2% depending on the amount of the client's borrowings during each interest period. Interest earned on these balances represents an important source of revenue for Edwards.

Although borrowings from banks, either unsecured or secured by the clients' collateral securities, are an available source of funds to carry client margin accounts, the Company's stockholders' equity, cash received from loans of the clients' collateral securities to other brokers and, to the extent permitted by regulations, customer free credit balances provide most of the funds required.

PRIVATE CLIENT SERVICES

Edwards' Private Client Services group helps individuals and businesses meet a wide range of financial and investment needs. Individual investors can receive tailored asset allocation, tax- and risk-reduction strategies, portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies) and comprehensive estate planning recommendations. Closely-held and publicly-traded business clients can access services for risk management, employee benefit programs (retirement plans and key employee compensation), capital formation and management and ownership succession.

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

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous broker-dealers, including on-line services, some of whom possess greater financial resources than the Company. Edwards competes for clients on the basis of price, the quality of its services, financial resources and reputation within the clients' communities. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate and other investment opportunities. Recent regulatory actions, which reduced certain restrictions on bank affiliates engaging in securities activities, increased competition from commercial banks and their affiliates for securities underwriting activities and other brokerage services. In addition, legislative proposals, calling for further reductions on restrictions for brokerage service and underwriting activities, may also lead to increased competition from commercial banks and their affiliates.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of A.G. Edwards, Inc. to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to
clients on margin transactions.   Infractions of these rules and regulations may
include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 30 of the 1998 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

OTHER MATTERS

Information concerning the Company's year 2000 compliance efforts is contained in the Management's Discussion and Analysis under Item 7 of this Form 10-K. Such information is hereby incorporated by reference.

ITEM 2.    PROPERTIES.

The Company's headquarters are located at One North Jefferson Avenue, St. Louis, Missouri. It consists of several buildings owned by the Company which contain approximately 1,500,000 square feet of general office space, as well as underground and surface parking and a five story parking garage. The buildings are located on approximately 630,000 square feet of land owned by the Company. The Company also owns approximately 407,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. The Company completed construction of an additional headquarters building in February 1998 at a total cost of approximately $43 million. Also, the Company owns two of its branch office buildings and two additional office buildings which serve as a data processing and contingency planning facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 28, 1998, was $41,859,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 1998. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

                                                                             Year First
                                                                         Appointed Executive
                                                                           Officer of the
        Name               Age         Office & Title                           Company
Benjamin F. Edwards III     66     Chairman of the Board,                        1983
                                   President and Chief Executive
                                   Officer of the Company.
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer of Edwards.  Employee
                                   of Edwards for 41 years.
                                   Director of Edwards since 1967.

Robert G. Avis              66     Vice Chairman of the Board of                 1984
                                   the Company.  Vice Chairman of the
                                   Board, Executive Vice President of
                                   Edwards, Director of the Investment
                                   Banking Division since 1989 and
                                   Director of the Sales and Marketing
                                   Division of Edwards from 1984 to
                                   1997.  Employee of Edwards for 32
                                   years.  Director of Edwards since 1970.

Robert L. Bagby             54     Vice Chairman of the Board of                 1991
                                   the Company.  Vice Chairman of
                                   the Board, Executive Vice President,
                                   and since 1995, Director of the
                                   Branch Division of Edwards.
                                   Assistant Director of the Branch
                                   Division of Edwards prior to 1995.
                                   Employee of Edwards for 23 years.
                                   Director of Edwards since 1979.


                                                                             Year First
                                                                         Appointed Executive
                                                                           Officer of the
        Name               Age         Office & Title                           Company

Donnis L. Casey             50     Corporate Vice President of Edwards.          1996
                                   Director of the Staff Division of
                                   Edwards since 1996.  Assistant
                                   Director of the Staff Division prior
                                   to 1996.  Employee of Edwards for
                                   31 years.  Director of Edwards since 1993.

Benjamin F. Edwards IV      42     Executive Vice President of Edwards.          1996
                                   Director of the Sales and Marketing
                                   Division since 1997.  Regional
                                   Officer of Edwards from 1995 to
                                   1997.  Assistant Branch Manager of
                                   Edwards from 1991 to 1995.
                                   Employee of Edwards for 20 years.
                                   Director of Edwards since 1994.

Alfred E. Goldman           64     Corporate Vice President, Technical           1991
                                   Market Analysis of Edwards.
                                   Employee of Edwards for 38 years.
                                   Director of Edwards since 1967.

Douglas L. Kelly            49     Secretary of the Company.                     1994
                                   Corporate Vice President, Secretary
                                   of Edwards.  Director of Law and
                                   Compliance of Edwards since
                                   1994.  Partner at the law firm of
                                   Peper, Martin, Jensen, Maichel and Hetlage
                                   prior to joining the Company.
                                   Employee of Edwards for 4 years.
                                   Director of Edwards since 1994.

Ronald J. Kessler           50     Corporate Vice President of Edwards.          1996
                                   Director of Operations since
                                   January 1998.  Assistant Director of
                                   Operations prior to January 1998.
                                   Employee of Edwards for 30 years.
                                   Director of Edwards since 1989.

                                                                             Year First
                                                                         Appointed Executive
                                                                           Officer of the
        Name              Age         Office & Title                           Company

Eugene J. King              66     Vice President, Controller and                1983
                                   Assistant Treasurer of the Company.
                                   Senior Vice President, Assistant
                                   Treasurer and Controller of Edwards.
                                   Employee of Edwards for 27 years.
                                   Director of Edwards since 1988.

Robert L. Proost            60     Vice President and Treasurer of the           1990
                                   Company.  Corporate Vice President,
                                   Treasurer, Assistant Secretary and
                                   Director of Administration of Edwards.
                                   Employee of Edwards for 10 years.
                                   Director of Edwards since 1989.

Benjamin F. Edwards III and Benjamin F. Edwards IV are father and son.
Benjamin F. Edwards III and Robert G. Avis are stepbrothers.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The information required by this item is contained in the 1998 Annual Report to Stockholders on page 43 under the caption "Quarterly Financial Information" and on page 44 under the caption "Stockholder Information." Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is contained on pages 22 and 23 of the 1998 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 18 through 21 of the 1998 Annual Report to Stockholders under the caption "Management's Financial Discussion." Such information is hereby incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.

The information required by this item does not yet apply to the Company as its market capitalization at January 28, 1997, was less than $2.5 billion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP dated April 23, 1998, and under the caption "Quarterly Financial Information" on pages 24 through 33 and page 43 of the 1998 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Additional Information:

Edwards maintains a Stockbrokers Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $1,000,000 of each such occurrence.

The securities held by Edwards for client accounts are protected up to $500,000, including up to $100,000 for cash claims, by the Securities Investor Protection Corporation (SIPC). In addition to the SIPC coverage, securities held in client accounts are provided additional protection up to the full value of the accounts (as determined by SIPC) by a commercial insurance company. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 6 of the Company's
1998 Proxy Statement and in Part I of this Form 10-K on pages 9 through 11 under the caption "Executive Officers of the Company". Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation" and "Executive Compensation" on pages 7 through 16 of the Company's 1998 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1998 Proxy Statement under the caption "Ownership of the Company's Common Stock." Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1998 Proxy Statement under the caption "Certain Transactions." Such information is hereby incorporated by reference.

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

       (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, included on pages 24 through 33 of the Company's 1998 Annual Report to Stockholders, are hereby incorporated by reference.

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

            4(vi)   Amendment No. 3 to the Rights Agreement dated December 30,
               1998, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4.6 to this Form 10-K.

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

          11 Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained on pages 24 through 33 in the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1998 and incorporated herein by reference.

          13   Annual Report to Stockholders for the fiscal year ended
               February 28, 1998. Except for those portions of pages expressly incorporated by reference, the 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 1998.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 21, 1998            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board

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

/s/ Benjamin F. Edwards III      Chairman of the Board,             May 21, 1998
Benjamin F. Edwards III          President and Director
                                 (Chief Executive Officer)

/s/ Robert L. Proost             Treasurer                          May 21, 1998
Robert L. Proost                 (Principal Financial Officer)

/s/ Eugene J. King               Vice President                     May 21, 1998
Eugene J. King                   (Principal Accounting Officer)

/s/ Robert G. Avis               Vice Chairman of the Board         May 21, 1998
Robert G. Avis                   and Director

/s/ Robert L. Bagby              Vice Chairman of the Board         May 21, 1998
Robert L. Bagby                  and Director

/s/ Dr. E. Eugene Carter         Director                           May 21, 1998
Dr. E. Eugene Carter

                                 Director                           May 21, 1998
Charmain S. Chapman

/s/ Benjamin F. Edwards IV       Director                           May 21, 1998
Benjamin F. Edwards IV

/s/ Dr. Louis Fernandez          Director                           May 21, 1998
Dr. Louis Fernandez

/s/ Samuel C. Hutchinson Jr.     Director                           May 21, 1998
Samuel C. Hutchinson Jr.

                                  EXHIBIT INDEX


    Exhibit   Description

    4.6 Amendment No. 3 to the Rights Agreement (available on request)

    13        1998 Annual Report to Stockholders.

    21        Subsidiaries of the Registrant.

    23        Independent Auditors' Consent.

    24        Power of Attorney.  Included on Signature Page 17.