Form 10-Q
period 1998-05-31
EDWARDS A G INC
filed 1998-07-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1998      Commission file number 1-8527


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



At June 30, 1998, there were 95,031,152 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                               A.G. EDWARDS, INC.

                                      INDEX


                                                                    Page

         PART I.FINANCIAL INFORMATION

          Consolidated balance sheets                               1

          Consolidated statements of earnings                       2

          Consolidated statements of cash flows                     3

          Notes to consolidated financial statements               4-5

          Management's financial discussion                        6-7


         PART II.OTHER INFORMATION                                 7-8

          SIGNATURES                                                9


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                     May 31,      February 28,
                                                                                        1998              1998
            ASSETS

Cash and cash equivalents                                                         $   89,920        $   84,764
Cash and government securities, segregated under
   federal and other regulations                                                      60,123            57,294
Securities purchased under agreements to resell                                        9,363           204,363
Securities borrowed                                                                  221,600           786,119
Receivables:
   Customers, less allowance for doubtful accounts
      of $3,800                                                                    2,290,734         2,229,128
   Brokers, dealers and clearing organizations                                        14,355            12,521
Securities inventory, at fair value:
   State and municipal                                                               137,659           142,692
   Government and agencies                                                           159,039           209,247
   Corporate                                                                          54,097            51,714
Property and equipment, at cost, net of accumulated depreciation
   and amortization of $240,842 and $229,938                                         231,275           230,158
Deferred income taxes                                                                 70,862            70,432
Other assets                                                                         124,666           114,896
                                                                                  $3,463,693        $4,193,328
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                                        $  100,100        $
Checks Payable                                                                       200,734           203,017
Securities loaned                                                                    245,630           820,918
Payables:
   Customers                                                                         845,950           920,791
   Brokers, dealers and clearing organizations                                        62,504           185,756
Securities sold but not yet purchased, at fair value                                  71,558            19,141
Employee compensation and related taxes                                              349,595           505,731
Income taxes                                                                          39,606            17,137
Other liabilities                                                                     56,076            57,716
      Total Liabilities                                                            1,971,753         2,730,207

Stockholders' Equity:
   Preferred stock, $25 par value:
      Authorized, 4,000,000 shares, none issued
   Common stock, $1 par value:
      Authorized, 250,000,000 shares
      Issued, 96,463,114 shares                                                       96,463            96,463

   Additional paid-in capital                                                        186,146           181,826

   Retained earnings                                                               1,259,235         1,196,568
                                                                                   1,541,844         1,474,857

   Less - Treasury stock, at cost (1,131,943 and 284,173 shares)                      49,904            11,736
      Total Stockholders' Equity                                                   1,491,940         1,463,121

                                                                                  $3,463,693        $4,193,328

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended May 31,
                                                               1998                1997
REVENUES:
  Commissions                                             $ 312,303           $ 237,633
  Principal transactions                                     52,003              54,602
  Investment banking                                         59,320              36,628
  Asset management and service fees                          93,359              67,649
  Interest                                                   50,787              40,843
  Other                                                       2,417               1,993
                                                            570,189             439,348
EXPENSES:
  Compensation and benefits                                 365,846             283,456
  Communications                                             25,903              23,463
  Occupancy and equipment                                    26,706              22,629
  Floor brokerage and clearance                               5,094               4,536
  Interest                                                    1,424                 546
  Other                                                      21,320              15,847
                                                            446,293             350,477

EARNINGS BEFORE INCOME TAXES                                123,896              88,871

INCOME TAXES                                                 47,890              34,330

NET EARNINGS                                              $  76,006           $  54,451

Earnings per share:
  Basic                                                   $    0.79           $    0.57
  Diluted                                                 $    0.78           $    0.56

Dividends per share                                       $    0.14           $    0.12

Average common shares outstanding (basic)                    95,883              96,212

Average common and common
  equivalent shares outstanding (diluted)                    97,944              97,874


See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Three Months Ended May 31,
                                                                                                     1998                1997

Cash Flows from Operating Activities:
     Net earnings                                                                               $  76,006          $   54,541
     Noncash items included in earnings                                                            18,660              13,603
     (Increase)/decrease in segregated cash and government securities                              (2,829)            243,609
     Net change in securities borrowed and loaned                                                 (10,769)             40,677
     (Decrease)/increase in net payable to brokers, dealers
       and clearing organizations                                                                (125,086)                949
     Increase in net receivable from customers                                                   (136,447)           (180,041)
     Decrease/(increase) in net securities inventory                                              105,275             (51,036)
     Net change in other assets and liabilities                                                   (54,206)           (165,073)
  Net cash used in operating activities                                                          (129,396)            (42,771)

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell                                              195,000              85,000
     Capital expenditures and other investments                                                   (15,058)            (16,496)
  Net cash provided by investing activities                                                       179,942              68,504

Cash Flows from Financing Activities:
     Employee stock transactions                                                                   18,290              11,152
     Cash dividends                                                                               (12,446)            (11,441)
     Purchase of treasury stock                                                                   (51,234)            (17,245)
  Net cash used in financing activities                                                           (45,390)            (17,534)

Net Increase in Cash and Cash Equivalents                                                           5,156               8,199
Cash and Cash Equivalents at March 1                                                               84,764              62,799
Cash and Cash Equivalents at May 31                                                             $  89,920          $   70,998

Income tax payments totaled $11,696 and $11,122 during the three month periods ended May 31, 1998, and 1997, respectively.

Interest payments totaled $1,143 and $768 during the three month periods ended May 31, 1998, and 1997, respectively.



See Notes to Consolidated Financial Statements.

                                      -3-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary,
A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended
February 28, 1998. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1998, are not necessarily indicative of the results for the year ending February 28, 1999. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Where appropriate, per share amounts and share data have been restated to reflect a three-for-two stock split declared in August 1997, effected in the form of a stock dividend.


STOCKHOLDER'S EQUITY:

Under the stock repurchase program, the Company purchased 1,160,000 shares at an aggregate cost of $51 million in the first quarter ended May 31, 1998. For the quarter ended May 31, 1997, the Company purchased 738,000 shares at a cost of $17 million.


EMPLOYEE STOCK PLANS:

Employees exercised options for 325,000 shares during the three month period ended May 31, 1998 and 200,000 shares in the same period last year. Treasury shares were utilized for these exercises.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of May 31, 1998, Edwards' net capital of $998,930 was $953,726 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)



COMPREHENSIVE INCOME:

Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Company's consolidated financial statements for the three month periods ended May 31, 1998 and 1997. Comprehensive income for the first quarter of fiscal 1999 and 1998 was equal to the Company's net earnings.


EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share.

                                                     Three Months Ended May 31,
                                                             1998          1997


Net earnings available to common stockholders             $76,006        $54,541


Weighted average basic shares outstanding                  95,883         96,212

Dilutive effect of employee stock plans                     2,061          1,662


Total weighted average diluted shares                      97,944         97,874


Basic earnings per share                                   $ 0.79          $0.57

Diluted earnings per share                                 $ 0.78          $0.56


                                  *  *  *  *  *

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1998 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1997


Results of Operations

The three months ended May 31, 1998 saw a continuation of the high level of retail investor activity that existed during the last three fiscal years in spite of some volatility in the equity and debt markets this year. The New York Stock Exchange and Nasdaq overall trading volumes increased 29% and 31%, respectively, over the prior year which contributed to a 25% increase in total customer trades for the Company. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 604 and 6,326, which represent increases of 5% and 3%, respectively, compared with the same period last year.

Total revenues increased $131 million (30%) to $570 million from $439 million last year. Expenses were $446 million, an increase of $96 million (27%), resulting in a rise in net profit margins to 13.3% this year from 12.4% last year.

Total commission revenue increased $75 million (31%), reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Equity related commissions rose $40 million (28%) while mutual fund and insurance sales increased $26 million (46%) and $9 million (30%), respectively. Client demand for equities, mutual funds and variable annuities remained strong due to the continuation of the relatively strong equity market conditions and increased volatility during the first three months of this fiscal year.

Principal transaction revenue decreased $3 million (5%). Sales from municipal and government bonds declined a combined $5 million (16%) primarily as a result of lower yields this year. This was partially offset by a $2 million (18%) increase in corporate equity revenue reflecting the 31% rise in Nasdaq volume which translated into a 26% rise in over-the-counter equity trades.

Investment banking revenue increased $23 million (62%). Underwriting fees and concessions rose $14 million (46%) due to the continued strength in initial public offerings coupled with an increased customer demand for equity-based unit trusts. Management fees increased $9 million (137%) due to participation as manager or co-manager in a larger number of corporate offerings coupled with increased activity in mergers and acquisitions this year.

Asset management and service fees increased $26 million (38%). Service fees from third-party management, including mutual funds, increased $24 million (44%) resulting from a higher level of assets under management.

Interest revenue increased $10 million (24%). Interest revenue from margin accounts rose $9 million (26%) due to a 26% increase in average margin debits. Interest revenues from securities owned increased $3 million (108%) as a result of higher average inventory partially offset by a $2 million (48%) decline in interest earned on short-term investments.

Compensation and benefits increased $82 million (29%). Commission expense increased $46 million (31%) due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily as a result of general increases and higher employment. Incentive-related compensation rose primarily as a result of higher earnings.


Liquidity and Capital Resources

Securities lending and related securities borrowed transactions have decreased significantly reflecting management's re-evaluation of the profitability associated with this activity. No other material changes have taken place since February 28, 1998 regarding the Company's liquidity, capital resources and overall financial condition.



                           PART II.  OTHER INFORMATION

Item 1: Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

Item 4: Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders on June 18, 1998, stockholders approved the following nominations and proposals:

                                                     Votes          Votes
                                   Votes For        Against        Withheld*
Nominations for director:
  Robert G. Avis                  74,480,660                      1,254,616

  Robert L. Bagby                 74,513,884                      1,221,392

  Dr. E. Eugene Carter            74,400,818                      1,334,458


Ratification of auditors          75,375,130        185,411         174,735


Approval of amendment to
  Company's Certificate of
  Incorporation to increase the
  authorized shares of common
  stock, $1.00 par value, from    55,249,547     20,191,558         294,171
  250,000,000 to 550,000,000.

A total of 75,735,276 shares were present in person or by proxy at the Annual Meeting.

*Includes abstentions and broker non-votes.


Item 6:  Exhibits and Reports on 8-K

         Exhibit 3(i)(a) Certificate of Amendment (dated June 18,1998) to the
                         Certificate of Incorporation filed as Exhibit 3(i) to the Registrants Form 10-K for the fiscal year ended February 28, 1993.

         Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended May 31, 1998.
                                      -8-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  July 14, 1998          /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  July 14, 1998          /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer