Form 10-Q
period 1998-08-31
EDWARDS A G INC
filed 1998-10-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1998   Commission file number 1-8527


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



At September 30, 1998, there were 94,147,192 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                               A.G. EDWARDS, INC.

                                     INDEX


                                                             Page

         PART I.   FINANCIAL INFORMATION

            Consolidated balance sheets                        1

            Consolidated statements of earnings                2

            Consolidated statements of cash flows              3

            Notes to consolidated financial statements        4-5

            Management's financial discussion                 6-8


         PART II.  OTHER INFORMATION                           9

          SIGNATURES                                          10


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                       August 31,   February 28,
                                                                             1998           1998



            ASSETS

Cash and cash equivalents                                             $   106,647    $    84,764
Cash and government securities, segregated under
  federal and other regulations                                            61,777         57,294
Securities purchased under agreements to resell                           180,000        204,363
Securities borrowed                                                       145,788        786,119
Receivables:
  Customers, less allowance for doubtful accounts
  of $3,870 and $3,800                                                  2,353,844      2,229,128
  Brokers, dealers and clearing organizations                               9,821         12,521
Securities inventory, at fair value:
  State and municipal                                                     106,582        142,692
  Government and agencies                                                  48,682        209,247
  Corporate                                                                59,064         51,714
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $252,093 and $229,938                               232,437        230,158
Deferred income taxes                                                      68,834         70,432
Other assets                                                              132,345        114,896

                                                                      $ 3,505,821    $ 4,193,328
LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                        $   136,224    $   203,017
Securities loaned                                                         186,593        820,918
Payables:
  Customers                                                               512,571        920,791
  Brokers, dealers and clearing organizations                             590,574        185,756
Securities sold but not yet purchased, at fair value                       24,039         19,141
Employee compensation and related taxes                                   457,236        505,731
Income taxes                                                               18,747         17,137
Other liabilities                                                          63,331         57,716
     Total Liabilities                                                  1,989,315      2,730,207

Stockholders' Equity:
  Preferred stock, $25 par value:
     Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
     Authorized, 550,000,000 and 250,000,000 shares
     Issued, 96,463,114 shares                                             96,463         96,463

  Additional paid-in capital                                              184,797        181,826

  Retained earnings                                                     1,318,270      1,196,568
                                                                        1,599,530      1,474,857

  Less - Treasury stock, at cost (1,983,109 and 284,173 shares)            83,024         11,736
     Total Stockholders' Equity                                         1,516,506      1,463,121

                                                                      $ 3,505,821    $ 4,193,328

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended         Six Months Ended
                                                   August 31,                August 31,
                                              1998         1997           1998        1997
REVENUES:
  Commissions                             $  294,916   $  293,005    $   607,219  $  530,638
  Principal transactions                      48,242       52,836        100,245     107,438
  Investment banking                          55,986       42,252        115,306      78,880
  Asset management and service fees           97,545       75,477        190,904     143,126
  Interest                                    51,640       43,514        102,427      84,357
  Other                                        2,867        2,748          5,284       4,741
                                             551,196      509,832      1,121,385     949,180
EXPENSES:
  Compensation and benefits                  352,546      326,412        718,392     609,868
  Communications                              25,670       24,529         51,573      47,992
  Occupancy and equipment                     29,811       23,487         56,517      46,116
  Floor brokerage and clearance                4,928        5,309         10,022       9,845
  Interest                                     1,688                       3,112         546
  Other                                       19,766       17,350         41,086      33,197
                                             434,409      397,087        880,702     747,564

EARNINGS BEFORE INCOME TAXES                 116,787      112,745        240,683     201,616

INCOME TAXES                                  44,530       43,500         92,420      77,830

NET EARNINGS                              $   72,257   $   69,245    $   148,263  $  123,786

Earnings per share:
  Basic                                   $     0.76   $     0.72    $      1.55  $     1.29
  Diluted                                 $     0.74   $     0.71    $      1.52  $     1.27

Dividends per share                       $     0.14   $     0.13    $      0.28  $     0.25

Average common shares outstanding (basic)     95,004       95,504         95,444      95,858
          (000's omitted)

Average common and common
  equivalent shares outstanding (diluted)     97,232       97,628         97,654      97,751
          (000's omitted)

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended August 31,
                                                             1998         1997
Cash Flows from Operating Activities:
 Net earnings                                            $  148,263   $  123,786
 Noncash items included in earnings                          37,866       30,049
 Change in:
   Segregated cash and government securities                 (4,483)     243,238
   Net securities borrowed and loaned                         6,006      (31,596)
   Net payable to brokers, dealers
     and clearing organizations                             407,518      (12,550)
   Net receivable from customers                           (532,936)    (216,180)
   Net securities inventory                                 194,223       12,984
   Other assets and liabilities                            (133,721)     (55,530)
 Net cash provided by operating activities                  122,736       94,201

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell           24,363      (15,000)
   Capital expenditures and other investments               (32,098)     (32,953)
 Net cash used in investing activities                       (7,735)     (47,953)

Cash Flows from Financing Activities:
   Employee stock transactions                               24,003       14,817
   Cash dividends paid                                      (25,785)     (23,816)
   Purchase of treasury stock                               (91,336)     (41,471)
 Net cash used in financing activities                      (93,118)     (50,470)

Net increase/(decrease) in Cash and Cash Equivalents         21,883       (4,222)
Cash and Cash Equivalents at March 1                         84,764       62,799
Cash and Cash Equivalents at August 31                   $  106,647   $   58,577


Income tax payments totaled $71,616 and $60,336 during the six month periods ended August 31, 1998, and 1997, respectively.

Interest payments totaled $2,748 and $1,353 during the six month periods ended August 31, 1998, and 1997, respectively.


See Notes to Consolidated Financial Statements.

                                      -3-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1998
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual report for the year ended February 28, 1998. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 1998, are not necessarily indicative of the results for the year ending February 28, 1999. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

The Company has no components of other comprehensive income.

STOCKHOLDERS' EQUITY:

Under the stock repurchase program, the Company purchased 2,164,000 shares at an aggregate cost of $91,000 during the six month period ended August 31, 1998.
For the six month period ended August 31, 1997, the Company purchased 1,638,000 shares at a cost of $41,000.



NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of August 31, 1998, Edwards' net capital of $1,060,188 was $1,014,422 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1998
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share. (shares in thousands)

                                                   Three Months Ended      Six Months Ended
                                                       August 31,             August 31,

                                                   1998        1997        1998         1997

Net earnings available to common stockholders    $ 72,257   $ 69,245   $  148,263   $ 123,786




Weighted average basic shares outstanding          95,004     95,504       95,444      95,858

Dilutive effect of employee stock plans             2,228      2,124        2,210       1,893


Total weighted average diluted shares              97,232     97,628       97,654      97,751


Basic earnings per share                         $   0.76   $   0.72   $     1.55   $    1.29

Diluted earnings per share                       $   0.74   $   0.71   $     1.52   $    1.27

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal periods beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial statements.



                                  *  *  *  *  *

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

                  Six Months Ended August 31, 1998 Compared to
                        Six Months Ended August 31, 1997

The six months ended August 31, 1998 saw a continuation of the high level of retail investor activity that existed during the last three fiscal years in spite of the dramatic downturn in the equity markets in late August of this year. The New York Stock Exchange and Nasdaq overall trading volumes increased 25% and 24%, respectively, over the prior year, which contributed to a 16% increase in total customer trades for the Company. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 616 and 6,388, which represent increases of 6% and 4%, respectively, compared with the same period last year.

Total revenues increased $172 million (18%) to $1.1 billion from $949 million last year. Expenses were $881 million, an increase of $133 million (18%), resulting in a rise in net profit margin to 13.2% this year from 13.0% last year.

Total commission revenue increased $77 million (14%), reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Listed commissions rose $24 million (11%) while mutual fund and insurance sales increased $39 million (32%) and $14 million (22%), respectively. Client demand for equities, mutual funds and variable annuities remained strong due to the continuation of the relatively strong equity market conditions and increased volatility during the first six months of this fiscal year.

Principal transaction revenue decreased $7 million (7%). Sales revenue from government bonds declined $5 million (19%) primarily as a result of lower yields this year. Corporate equity revenue decreased $2 million (8%) primarily due to the recent downturn in the equity market.

Investment banking revenue increased $36 million (46%). Underwriting fees and concessions rose $23 million (37%) due to the continued strength in initial public offerings during the period coupled with an increased customer demand for equity-based unit trusts. Management fees increased $13 million (85%) due to participation as manager or co-manager in a larger number of corporate offerings coupled with increased activity in mergers and acquisitions this year.

Asset management and service fees increased $48 million (33%). Fees from third-party mutual funds rose $24 million (28%) reflecting the strong industry-wide cash inflows to funds. Fees from the administration of client assets under third-party management and from the Company's management services improved
$23 million (76%) due to a higher level of assets under management.

Interest revenue increased $18 million (21%). Interest revenue from margin accounts rose $19 million (28%) due to a 28% increase in average margin debits. Interest revenues from securities owned increased $5 million (77%) as a result of higher average inventory. As a partial offset, interest earned on short-term investments declined $6 million (58%).
                                      -6-

The rise in expenses is primarily due to the increase in compensation and benefits of $109 million (18%). Commission expense increased $55 million (17%) due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily as a result of general increases and higher employment. Incentive-related compensation rose primarily as a result of higher earnings.

Occupancy and equipment expenses increased $10 million (23%) as a result of branch and home office expansion.

                 Three Months Ended August 31, 1998 Compared to
                       Three Months Ended August 31, 1997

Net earnings for the quarter ended August 31, 1998 were $72 million on revenues of $551 million compared to net earnings of $69 million on revenues of $510 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets fluctuate in the normal course of business, primarily because of the timing of certain transactions, which may result in corresponding changes in related liabilities. Securities-lending transactions and related securities-borrowed transactions have decreased significantly reflecting management's re-evaluation of the profitability associated with this activity.

The Company plans to purchase additional land adjacent to its St. Louis headquarters with the intent to construct an additional office building and a training/conference center. As this project is in the early planning stage of development, the costs associated with it are not yet known. These projects are expected to be financed from operations.

YEAR 2000

The "Year 2000" issue arises because many computer hardware and software systems, including the Company's, use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, causing system failures or miscalculations. The Company, along with the entire financial services industry, is heavily reliant on computer technology. Therefore, any unresolved Year 2000 issues of the Company, other industry members or entities that support the industry, may result in a material and negative impact on the Company's operations or financial condition. While the Company has contacted a significant number of third parties with which it does business concerning their Year 2000 progress, there can be no assurance that these parties have provided accurate and complete information concerning their Year 2000 efforts or that their remediation efforts will succeed, nor can there be assurance that third parties not contacted will not have problems and adversely affect the Company's operations.

With respect to its internal systems, the Company's efforts to remediate the Year 2000 issues are proceeding according to plan. At September 30, 1998, all mission critical systems have been assessed, modified and tested. Non-critical systems and non-information technology systems are expected to be modified by December 31, 1998, with testing to continue throughout 1999. In July 1998, the Company participated in the Securities Industry Association's ("SIA") Year 2000 Beta Tests. No material problems were identified by the Company or, according to the SIA, other test participants. Beginning March 1999, the Company plans to participate in an industry-wide testing program. In addition, the Company will point-to-point test with significant counterparties throughout the remainder of calendar 1998 and 1999, as management considers appropriate.

Management estimates the total cost of the Company's Year 2000 efforts will be less than $15 million. Most of these costs have already been incurred and expensed. However, as to future estimates and assumptions, there can be no assurance that these cost estimates will be correct. Actual costs may differ materially from these estimates.

The Company is in the process of incorporating various Year 2000 issues into its corporate contingency plans and expects a written plan to be completed by mid-year in calendar 1999. The plan will include steps to handle internal system processing problems that may occur after December 31, 1999. Consideration will be given to alternatives for mission critical third parties. However, management believes that the Company's mission critical third parties are securities and commodities exchanges, clearing associations and utilities and that the industry currently has no available alternatives for most or all of these parties.

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

STOCKHOLDER PROPOSALS:

Any stockholder proposals to be presented at the 1999 annual meeting of stockholders to be held June 24, 1999, must be received by the Company no later than January 10, 1999, at its principal executive office at One North Jefferson Avenue, St. Louis, Missouri 63103 in order to be considered for inclusion in the Company's proxy statement and proxy relating to that meeting. Stockholders wishing to nominate one or more candidates for election to the Board of Directors, or propose any other business to be considered at the stockholder meeting, must comply with a Bylaw provision dealing with such matters. Pursuant to the Bylaw provision, any stockholder of the Company eligible to vote in an election of directors may nominate one or more candidates for election to the Board of Directors or propose business to be brought before the stockholder meeting, by giving written notice to the Company not less than 60 days, April 25, 1999, nor more than 90 days, March 26, 1999, prior to the date of the meeting.

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

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended August 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  October 14, 1998       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  October 14, 1998       /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer