Form 10-Q
period 1998-11-30
EDWARDS A G INC
filed 1999-01-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 30, 1998        Commission file number 1-8527


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



At December 31, 1998, there were 94,810,664 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.









                               A.G. EDWARDS, INC.

                                      INDEX


                                                        Page

        PART I.   FINANCIAL INFORMATION

              Consolidated balance sheets                        1

              Consolidated statements of earnings                2

              Consolidated statements of cash flows              3

              Notes to consolidated financial statements        4-5

              Management's financial discussion                 6-9


        PART II.  OTHER INFORMATION                              9

          SIGNATURES                                            10

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                         November 30,      February 28,
                                                                          1998              1998
ASSETS

Cash and cash equivalents                                                  $   96,029        $   84,764
Cash and government securities, segregated under
 federal and other regulations                                                310,283            57,294
Securities purchased under agreements to resell                               220,000           204,363
Securities borrowed                                                           253,649           786,119
Receivables:
 Customers, less allowance for doubtful accounts
   of $3,870 and $3,800                                                     2,225,213         2,229,128
 Brokers, dealers and clearing organizations                                   15,135            12,521
Securities inventory, at fair value:
 State and municipal                                                          166,156           142,692
 Government and agencies                                                       32,581           209,247
 Corporate                                                                     60,788            51,714
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $263,650 and $229,938                                    235,462           230,158
Deferred income taxes                                                          70,234            70,432
Other assets                                                                  134,577           114,896

                                                                           $3,820,107        $4,193,328
LIABILITIES AND STOCKHOLDERS' EQUITY

Checks payable                                                             $  166,623        $  203,017
Securities loaned                                                             280,779           820,918
Payables:
 Customers                                                                    580,316           920,791
 Brokers, dealers and clearing organizations                                  624,355           185,756
Securities sold but not yet purchased, at fair value                           29,937            19,141
Employee compensation and related taxes                                       490,565           505,731
Income taxes                                                                    9,625            17,137
Other liabilities                                                              57,950            57,716
   Total Liabilities                                                        2,240,150         2,730,207

Stockholders' Equity:
 Preferred stock, $25 par value:
   Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
   Authorized, 550,000,000 and 250,000,000 shares
   Issued, 96,463,114 shares                                                   96,463            96,463

 Additional paid-in capital                                                   150,702           181,826

 Retained earnings                                                          1,372,916         1,196,568
                                                                            1,620,081         1,474,857

 Less - Treasury stock, at cost (1,298,335 and 284,173 shares)                 40,124            11,736
   Total Stockholders' Equity                                               1,579,957         1,463,121

                                                                           $3,820,107        $4,193,328

See Notes to Consolidated Financial Statements.

                                        -1-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended              Nine Months Ended
                                                      November 30,                    November 30,
                                                   1998           1997            1998            1997
REVENUES:
 Commissions                                   $266,697       $294,399     $   869,747     $   822,113
 Principal transactions                          51,302         52,367         151,547         159,805
 Investment banking                              54,369         49,806         169,675         128,686
 Asset management and service fees               99,750         82,729         294,823         228,779
 Interest                                        49,269         45,978         151,696         130,335
 Other                                            2,907          2,064           8,191           6,805
                                                524,294        527,343       1,645,679       1,476,523
EXPENSES:
 Compensation and benefits                      329,013        334,752       1,047,405         944,620
 Communications                                  26,788         24,563          78,361          72,555
 Occupancy and equipment                         29,809         24,535          86,326          70,651
 Floor brokerage and clearance                    5,608          5,143          15,630          14,988
 Interest                                         1,547                          4,659             442
 Other                                           21,990         20,319          63,076          53,620
                                                414,755        409,312       1,295,457       1,156,876

EARNINGS BEFORE INCOME TAXES                    109,539        118,031         350,222         319,647

INCOME TAXES                                     41,570         45,640         133,990         123,470

NET EARNINGS                                   $ 67,969       $ 72,391     $   216,232     $   196,177

Earnings per share:
 Basic                                         $   0.72       $   0.76     $      2.27     $      2.05
 Diluted                                       $   0.70       $   0.73     $      2.22     $      2.00

Dividends per share                            $   0.14       $   0.13     $      0.42     $      0.38

Average common shares outstanding (basic)        95,148         95,951          95,345          95,889
 (000's omitted)

Average common and common
 equivalent shares outstanding (diluted)         97,070         98,327          97,459          97,943
 (000's omitted)


See Notes to Consolidated Financial Statements.

                                        -2-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended November 30,
                                                            1998            1997
Cash Flows from Operating Activities:
   Net earnings                                         $  216,232      $  196,177
   Noncash items included in earnings                       57,474          47,381
   Change in:
      Segregated cash and government securities           (252,989)        339,273
      Net securities borrowed and loaned                    (7,669)          3,305
      Net payable to brokers, dealers
        and clearing organizations                         435,985          12,043
      Net receivable from customers                       (336,560)       (622,788)
      Net securities inventory                             154,924         (14,494)
      Other assets and liabilities                         (83,032)          5,350
 Net cash from operating activities                        184,365         (33,753)

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell         (15,637)        128,274
   Capital expenditures and other investments              (59,799)        (48,720)
 Net cash from investing activities                        (75,436)         79,554

Cash Flows from Financing Activities:
   Employee stock transactions                              73,362          56,124
   Cash dividends paid                                     (39,008)        (36,456)
   Purchase of treasury stock                             (132,018)        (71,153)
 Net cash from financing activities                        (97,664)        (51,485)

Net change in Cash and Cash Equivalents                     11,265          (5,684)
Cash and Cash Equivalents at March 1                        84,764          62,799
Cash and Cash Equivalents at November 30                $   96,029     $    57,115



Income tax payments totaled $123,708 and $119,100 during the nine month periods ended November 30, 1998, and 1997, respectively.

Interest payments totaled $4,609 and $1,751 during the nine month periods ended November 30, 1998, and 1997, respectively.



See Notes to Consolidated Financial Statements.

                                        -3-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary,
A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1998 and the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, 1998 and August 31, 1998. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1998, are not necessarily indicative of the results for the year ending February 28, 1999. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

The Company has no components of other comprehensive income.

STOCKHOLDERS' EQUITY:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 1999, at 85% of market price based on dates specified in the plan. Employees purchased 1,872,249 shares at $25.29 per share in October 1998. Treasury shares were utilized for these transactions.

Under the stock repurchase program, the Company purchased 3,482,000 shares at an aggregate cost of $132,000 during the nine month period ended November 30, 1998. For the nine month period ended November 30, 1997, the Company purchased 2,538,000 shares at a cost of $71,000.


NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of November 30, 1998, Edwards' net capital of $1,082,322 was $1,036,932 in excess of the minimum required.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share.

                                                   Three Months Ended           Nine Months Ended
                                                      November 30,                 November 30,

                                                      1998        1997            1998            1997
Net earnings available to common stockholders      $  67,969    $ 72,391     $   216,232      $ 196,177

 (shares in thousands)

Weighted average basic shares outstanding             95,148      95,951          95,345         95,889

Dilutive effect of employee stock plans                1,922       2,376           2,114          2,054

Total weighted average diluted shares                 97,070      98,327          97,459         97,943

Basic earnings per share                           $    0.72    $   0.76     $      2.27      $    2.05

Diluted earnings per share                         $    0.70    $   0.73     $      2.22      $    2.00




                              *    *    *    *    *

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1997


Results of Operations

The nine months ended November 30, 1998 saw a continuation of the high level of retail investor activity that existed during the last three fiscal years in spite of the dramatic downturn in the equity markets in late August 1998. The equity markets subsequently rebounded as the Dow Jones Industrial Average rose
21% and the Nasdaq average increased 30% in the last three months of the period.
The New York Stock Exchange and Nasdaq overall trading volumes increased 29% and
22%, respectively, over the prior year while total customer trades for the Company increased 12%. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and brokers increased to 624 and 6,432, which represent increases of 6% and 4%, respectively, compared with the same period last year.

Total revenues increased $169 million (11%) to $1.65 billion from $1.48 billion last year. Expenses were $1.3 billion, an increase of $139 million (12%), resulting in a slight decline in net profit margins to 13.1% this year from 13.3% last year.

Total commission revenue increased $48 million (6%), reflecting increased trading volume and, to a lesser extent, expansion of the Company's distribution system. Listed commissions rose $22 million (6%) while mutual fund and insurance sales increased $25 million (13%) and $13 million (13%), respectively.
Client demand for listed equity securities, mutual funds and variable annuities remained high due to the continuation of the relatively strong equity market conditions and increased volatility during the first nine months of this fiscal year. As an offset, over-the-counter commissions decreased $12 million (8%).
The downturn in the equity markets in August of this year accelerated a trend by our clients away from smaller over-the-counter stocks in favor of less volatile, more conservative issues.

Principal transaction revenue decreased $8 million (5%). Revenue from government bonds declined $7 million (19%) primarily as a result of lower yields this year.

Investment banking revenue increased $41 million (32%). Underwriting fees and concessions rose $19 million (18%) due to the continued strength in initial public offerings coupled with an increased customer demand for equity-based unit trusts. Management fees increased $22 million (92%) due to participation as manager or co-manager in a larger number of corporate offerings coupled with increases in merger and acquisition activity this year.

Asset management and service fees increased $66 million (29%). Fees from third-party mutual funds rose $34 million (24%) reflecting the strong industry-wide cash inflows to funds. Fees from the administration of client assets under third-party management and from the company's management services improved
$32 million (64%) as a result of the growth in number of client accounts and higher market valuations of existing assets.

Interest revenue increased $21 million (16%). Interest revenue from customer margin accounts rose $23 million (21%) due to a 22% increase in average margin receivable. Interest revenues from securities owned increased $6 million (63%) as a result of higher average inventory. As a partial offset, a 51% reduction in short-term investments resulted in a $7 million (50%) decrease in interest earned.

Compensation and benefits increased $103 million (11%). Commission expense increased $42 million (8%) due to the rise in commissionable revenue. General and administrative salaries and employee benefits increased $35 million (13%) primarily as a result of general increases and higher employment. Incentive-related compensation rose $26 million (14%) primarily as a result of higher earnings.

Occupancy and equipment expenses increased $16 million (22%) as a result of branch and home office expansion.


                THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 1997

Net earnings for the quarter ended November 30, 1998 were $68 million on revenues of $524 million compared to net earnings of $72 million on revenues of $527 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations with the exception of the following items:

Total commission revenue decreased $28 million (9%) due to declines in mutual fund and over-the-counter revenues of $13 million (20%) and $12 million (22%), respectively. In spite of the increase in the Nasdaq trading volume, many retail investors were tentative following the downturn in the equity markets in August of this year and redirected their attention toward investment alternatives with less market risk.

Compensation and benefits decreased $6 million (2%). Commission expense decreased $14 million (8%) due to the decline in commissionable revenue which also caused a $1 million (1%) decrease in incentive-related compensation. These were partially offset by the $9 million (10%) rise in general and administrative salaries and employee benefits as a result of general increases and higher employment.

LIQUIDITY AND CAPITAL RESOURCES

No material changes have taken place since August 31, 1998 regarding the Company's liquidity, capital resources and overall financial condition.


YEAR 2000

This section is a Year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

The "Year 2000" issue arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, causing system failures or miscalculations. The Company, along with the entire financial services industry, is heavily reliant on computer technology. As such, any unresolved
Year 2000 issues of the Company, other industry members, or entities that support the industry, may result in a material and negative impact on the Company's operations or financial condition. While the Company has contacted significant third parties concerning their Year 2000 progress, there can be no assurance that these other parties have provided accurate and complete information concerning their Year 2000 efforts.

With respect to its internal systems, the Company's efforts to remediate the Year 2000 issues are proceeding according to plan. Mission critical systems have been assessed, modified and tested. Non-critical systems and non-information technology systems have been assessed, with modifications and testing expected to be complete in March 1999. In July 1998, the Company participated in the Security Industry Association's (SIA) Year 2000 Beta Tests.
No material problems were identified by the Company or, according to the SIA, other test participants. Beginning in March 1999, the Company plans to participate in an industry-wide testing program. In addition, the Company will point-to-point test with significant counterparties throughout 1999, as management considers appropriate.

Management estimates the total cost of the Company's Year 2000 efforts to be less than $15 million. Most of these costs have already been incurred and expensed. Actual costs may differ materially from these estimates.

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

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year
2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this


Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.


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

        Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended
        November 30, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:  January 14, 1999       /s/ Benjamin F. Edwards III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:  January 14, 1999       /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer


