Form 10-K405
period 1999-02-28
EDWARDS A G INC
filed 1999-05-28
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


    For the fiscal year ended February 28, 1999   Commission file number  1-8527


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (  X  ) No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates was approximately $3.3 billion at April 30, 1999.

At April 30, 1999, there were 94,461,086 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended
February 28, 1999 (the "1999 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 24, 1999 (the "Company's 1999 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 14 of this Form 10-K.

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

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. At February 28, 1999, Edwards had 639 offices (up from 594 at the end of the prior fiscal year) in 49 states and the District of Columbia, and 13,953 full-time employees (up from 12,967), including 6,528 financial consultants (up from 6,289) providing services for approximately 2,340,000 clients (up from 2,060,000). No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant (FCM).

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a FCM and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association (NFA). The five A.G. Edwards trust companies (collectively referred to as the Trust Companies), including a federally chartered savings bank, provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner of 59 real estate partnerships in connection with 24 limited partnerships sold by Edwards from 1982 through 1985.

       (b) Financial Information About Industry Segments

Information regarding industry segments is set forth in Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements under the caption "Basis of Financial Information" appearing on page 28 of the 1999 Annual Report to Stockholders. Such information is hereby incorporated by reference.

       (c) Narrative Description of Business

Commissions, principal transactions, investment banking, and asset management and service fees were the principal sources of consolidated revenue for the last three fiscal years. The total amount of revenue contributed by these services, including the amount of total revenue by class of products or services that accounted for 10% or more of consolidated revenues, are set forth on pages 22 and 23 of the 1999 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

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

ASSET MANAGEMENT AND SERVICE FEES

Asset management and service fees consist primarily of revenues earned for providing support and services in connection with assets under third-party management, including mutual funds, and revenues from assets under management by Edwards. These revenues include fees based on the amount of client assets under management and transaction-related fees, as well as fees related to the administration of custodial and other specialty accounts.

Edwards, through the Trust Companies, provides its clients with personal, ERISA and custodial trust services.

Clients desiring professional money management are offered three types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Edwards' investment consulting service offers the Private Advisor Service (formerly known as Asset Performance Monitor(R)), which provides clients with third-party investment management, performance measurement, management search and related consulting services, and the Strategic Asset Account, a fee-based pricing alternative. The PathwaysSM, Spectrum, Fund Navigator, Fund Advisor and Strategic Asset Account investment advisory programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon.

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

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in
Note 9 (Financial Instruments) of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page 32 of the 1999 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

RESEARCH

Edwards provides both technical market analysis and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, reviews and analysis of general economic conditions, along with asset allocation recommendations, are also available. These services are provided by Edwards' research analysts, economists and market strategists. Revenues from research activities are derived principally through resulting transactions on an agency or principal basis.

COMPETITION

All aspects of the Company's business are highly competitive. Edwards competes with numerous broker-dealers, including on-line services, some of whom possess greater financial resources than the Company. Edwards competes for clients on the basis of price, quality of service, financial resources and reputation. There is constant competition to attract and retain personnel within the securities industry. Competition for the investment dollar and for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate and other investment opportunities.

Recent regulatory actions, which reduced certain restrictions on bank affiliates engaging in securities activities, increased competition from commercial banks and their affiliates for securities underwriting activities and other brokerage services. In addition, legislative proposals, calling for further reductions on restrictions for brokerage service and underwriting activities, may lead to increased competition from commercial banks and their affiliates.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of A.G. Edwards, Inc. to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or even proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 30 of the 1999 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Additionally, the four state-chartered trust companies are separately regulated by banking or trust laws of the states in which they are incorporated or do business. A.G. Edwards Trust Company FSB, a federal savings bank, is regulated by the Office of Thrift Supervision (OTS), the Federal Deposit Insurance Corporation (FDIC) and by the SEC as an investment advisor. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. The Ceres Investment Company, a commodity pool operator and general partner of three commodity pools sponsored by Edwards, is regulated by the CFTC and the NFA.

OTHER MATTERS

Information concerning the Company's year 2000 compliance efforts is contained under Item 7 of this Form 10-K. Such information is hereby incorporated by reference.

ITEM 2.    PROPERTIES.

The Company's headquarters are located at One North Jefferson Avenue, St. Louis, Missouri. It consists of several buildings owned by the Company which contain approximately 1,500,000 square feet of general office space, as well as underground and surface parking and a five story parking garage. The buildings are located on approximately 660,000 square feet of land owned by the Company. The Company also owns approximately 520,000 square feet of land adjacent to its headquarters and is using this property principally for additional employee parking areas. Also, the Company owns one of its branch office buildings and two additional office buildings which serve as a data processing and contingency planning facility.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 28, 1999, was $48,176,000.

ITEM 3.    LEGAL PROCEEDINGS.

   (a) Litigation

       The Company is a defendant in lawsuits and arbitrations, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial statements of the Company.

   (b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year Covered by This Report.

       Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 1999. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

                                                                 Year First
                                                                  Appointed
                                                                  Executive
      Name                   Age          Office & Title         Officer of the
                                                                   Company

Benjamin F. Edwards III      67     Chairman of the Board,            1983
                                    President and Chief
                                    Executive Officer of the
                                    Company. Chairman of the
                                    Board, President and Chief
                                    Executive Officer of
                                    Edwards.  Employee of
                                    Edwards for 42 years.
                                    Director of Edwards since
                                    1967.

Mary V. Atkin                44     Corporate Vice President          1999
                                    of Edwards.  Director of
                                    Information Technology of
                                    Edwards since March 1999.
                                    Manager of Corporate
                                    Communications of Edwards
                                    prior to March 1999.
                                    Employee of Edwards for 21
                                    years.  Director of
                                    Edwards since 1993.

Robert G. Avis               67     Executive Vice President          1984
                                    of Edwards. Vice Chairman
                                    of the Board of the
                                    Company until March 1999.
                                    Vice Chairman of the Board
                                    and Director of the
                                    Investment Banking
                                    Division of Edwards from
                                    1989 to March 1999.
                                    Director of the Sales and
                                    Marketing Division of
                                    Edwards from 1984 to 1997.
                                    Employee of Edwards for 33
                                    years.  Director of
                                    Edwards since 1970.

Robert L. Bagby              55     Vice Chairman of the Board        1991
                                    of the Company.  Vice
                                    Chairman of the Board,
                                    Executive Vice President
                                    and since 1995, Director
                                    of the Branch Division of
                                    Edwards.  Assistant
                                    Director of the Branch
                                    Division of Edwards prior
                                    to 1995.  Employee of
                                    Edwards for 24 years.
                                    Director of Edwards since
                                    1979.


Donnis L. Casey              51     Corporate Vice President          1996
                                    of Edwards.  Director of
                                    the Staff Division of
                                    Edwards since 1996.
                                    Assistant Director of the
                                    Staff Division of Edwards
                                    prior to 1996.  Employee
                                    of Edwards for 32 years.
                                    Director of Edwards since
                                    1993.

Benjamin F. Edwards IV       43     Vice Chairman of the Board        1996
                                    of the Company since March
                                    1999.  Vice Chairman of
                                    the Board and Director of
                                    the Investment Banking
                                    Division of Edwards since
                                    March 1999.  Executive
                                    Vice President and
                                    Director of the Sales and
                                    Marketing Division of
                                    Edwards since 1997.
                                    Regional Officer of
                                    Edwards from 1995 to 1997.
                                    Assistant Branch Manager
                                    of Edwards from 1991 to
                                    1995.  Employee of Edwards
                                    for 21 years.  Director of
                                    Edwards since 1994.

Alfred E. Goldman            65     Corporate Vice President,         1991
                                    Director of Market
                                    Analysis of Edwards.
                                    Employee of Edwards for 39
                                    years.  Director of
                                    Edwards since 1967.

Douglas L. Kelly             50     Vice President and                1994
                                    Secretary of the Company.
                                    Corporate Vice President,
                                    Secretary, and Director of
                                    Law and Compliance of
                                    Edwards.  Employee of
                                    Edwards for 5 years.
                                    Director of Edwards since
                                    1994.

Ronald J. Kessler            51     Corporate Vice President          1996
                                    of Edwards.  Director of
                                    Operations since January
                                    1998.  Assistant Director
                                    of Operations prior to
                                    January 1998.  Employee of
                                    Edwards for 31 years.
                                    Director of Edwards since
                                    1989.

Thomas H. Martin Jr.         39     Assistant Treasurer of the        1999
                                    Company since March 1999.
                                    Vice President of Edwards.
                                    Controller of the Company
                                    and Edwards since March
                                    1999.  Accounting Manager
                                    prior to March 1999.
                                    Employee of Edwards for 18
                                    years.

Joseph G. Porter             38     Assistant Treasurer of the        1999
                                    Company since March 1999.
                                    Vice President of Edwards.
                                    Principal Accounting
                                    Officer of the Company and
                                    Edwards since March 1999.
                                    Accounting Manager prior
                                    to March 1999.  Employee
                                    of Edwards for 16 years.

Robert L. Proost             61     Vice President and                1990
                                    Treasurer of the Company.
                                    Corporate Vice President,
                                    Treasurer, Assistant
                                    Secretary and Director of
                                    Administration of Edwards.
                                    Employee of Edwards for 11
                                    years.  Director of
                                    Edwards since 1989.


Benjamin F. Edwards III and Benjamin F. Edwards IV are father and son. Benjamin F. Edwards III and Robert G. Avis are stepbrothers.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The information required by this item is contained in the 1999 Annual Report to Stockholders on page 43 under the caption "Quarterly Financial Information" and on page 44 under the caption "Shareholder Information." Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is contained on pages 22 and 23 of the 1999 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 17 through 21 of the 1999 Annual Report to Stockholders under the caption "Management's Financial Discussion." Such information is hereby incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

The information required by this item is contained in Management's Financial Discussion under the caption "Risk Management" on page 21 of the 1999 Annual Report to Stockholders. Such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche dated April 22, 1999, and under the caption "Quarterly Financial Information" on pages 24 through 33 and page 43 of the 1999 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Additional Information:

Edwards maintains a Stockbrokers Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $1,000,000 of each such occurrence.

The securities held by Edwards for client accounts are protected up to $500,000, including up to $100,000 for cash claims, by SIPC. In addition to the SIPC coverage, securities held in client accounts are provided additional protection up to the full value of the accounts (as determined by SIPC) by a commercial insurance company. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 3 through 6 of the Company's 1999 Proxy Statement and in Part I of this Form 10-K on pages 9 through 11 under the caption "Executive Officers of the Company." Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation," "Executive Compensation" and "Performance Graph" on pages 7 through 16 of the Company's 1999 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 1999 Proxy Statement under the caption "Ownership of the Company's Common Stock." Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 1999 Proxy Statement under the caption "Certain Transactions." Such information is hereby incorporated by reference.

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

       (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche, included on pages 24 through 33 of the Company's 1999 Annual Report to Stockholders, are hereby incorporated by reference.

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

            4(vi)   Amendment No. 3 to the Rights Agreement dated December 30,
               1998, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4.6 to Registrant's Form 10-K for the fiscal year ended February 28, 1998.

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

          11 Computation of per share earnings may be clearly determined from the consolidated financial statements and notes thereto contained on pages 24 through 33 in the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1999 and incorporated herein by reference.

          13   Annual Report to Stockholders for the fiscal year ended
               February 28, 1999. Except for those portions of pages expressly incorporated by reference, the 1999 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

          21   Registrant's Subsidiaries.

          23   Independent Auditors' Consent.

          24   Power of Attorney.

          27 Financial Data Schedule. This Financial Data Schedule is only required to be submitted with the Registrant's Annual Report on Form 10-K as filed electronically to the SEC's EDGAR database.

*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 1999.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 20, 1999            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board

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

/s/ Benjamin F. Edwards III      Chairman of the Board,             May 20, 1999
Benjamin F. Edwards III          President and Director
                                 (Chief Executive Officer)

/s/ Robert L. Proost             Treasurer and Director             May 20, 1999
Robert L. Proost                 (Principal Financial Officer)

/s/ Robert L. Bagby              Vice Chairman of the Board         May 20, 1999
Robert L. Bagby                  and Director

/s/ Benjamin F. Edwards IV       Vice Chairman of the Board
Benjamin F. Edwards IV           and Director                       May 20, 1999

/s/ Dr. E. Eugene Carter         Director                           May 20, 1999
Dr. E. Eugene Carter

/s/ Charmaine S. Chapman         Director                           May 20, 1999
Charmaine S. Chapman

                                 Director                           May 20, 1999
Dr. Louis Fernandez

/s/ Samuel C. Hutchinson Jr.     Director                           May 20, 1999
Samuel C. Hutchinson Jr.

/s/ Ronald J. Kessler            Director                           May 20, 1999
Ronald J. Kessler

/s/ Thomas H. Martin             Controller                         May 20, 1999
Thomas H. Martin Jr.

/s/ Joseph G. Porter             Principal Accounting Officer       May 20, 1999
Joseph G. Porter

                                  EXHIBIT INDEX


    Exhibit   Description

    13        1999 Annual Report to Stockholders.

    21        Registrant's Subsidiaries.

    23        Independent Auditors' Consent.

    24        Power of Attorney.  Included on Signature Page 17.