Form 10-Q
period 1999-05-31
EDWARDS A G INC
filed 1999-07-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1999      Commission file number 1-8527


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



At June 30, 1999, there were 93,817,221 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

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
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                        May 31,         February 28,
                                                                           1999                 1999
ASSETS

Cash and cash equivalents                                              $   121,419       $    99,499
Cash and government securities, segregated under
  federal and other regulations                                             59,211            57,959
Securities purchased under agreements to resell                             14,887            14,838
Securities borrowed                                                        412,617           243,507
Receivables:
  Customers                                                              2,902,201         2,626,316
  Brokers, dealers and clearing organizations                               13,746            27,855
  Fees, dividends and interest                                              69,035            52,077
Securities inventory, at fair value:
  State and municipal                                                      251,974           144,180
  Government and agencies                                                   42,427            50,618
  Corporate                                                                 89,637            72,297
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $287,078 and $276,229                                241,107           240,367
Deferred income taxes                                                       78,448            88,312
Other assets                                                                86,790            85,307

                                                                       $ 4,383,499       $ 3,803,132
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                             $   475,000       $        --
Checks payable                                                             229,168           226,516
Securities loaned                                                          374,412           229,542
Payables:
  Customers                                                                901,414           949,076
  Brokers, dealers and clearing organizations                               94,451            68,419
Securities sold but not yet purchased, at fair value                       116,369            45,659
Employee compensation and related taxes                                    412,204           578,073
Income taxes                                                                44,917            24,645
Other liabilities                                                           59,851            53,465
  Total Liabilities                                                      2,707,786         2,175,395

Stockholders' Equity:
  Preferred stock, $25 par value:
     Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
     Authorized, 550,000,000 shares
     Issued, 96,463,114 shares                                              96,463            96,463

  Additional paid-in capital                                               248,958           239,998

  Retained earnings                                                      1,412,676         1,348,094
                                                                         1,758,097         1,684,555

  Less - Treasury stock, at cost (2,383,353 and 1,625,042 shares)           82,384            56,818
     Total Stockholders' Equity                                          1,675,713         1,627,737

                                                                       $ 4,383,499       $ 3,803,132

See Notes to Consolidated Financial Statements.

                                       -1-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended May 31,
                                                                          1999                1998
REVENUES:
  Commissions                                                         $357,139            $310,248
  Principal transactions                                                57,863              52,003
  Investment banking                                                    59,024              59,320
  Asset management and service fees                                    121,987              95,414
  Interest                                                              53,310              50,787
  Other                                                                  1,813               2,417
                                                                       651,136             570,189
EXPENSES:
  Compensation and benefits                                            415,864             365,846
  Communications                                                        27,330              25,903
  Occupancy and equipment                                               31,861              26,706
  Floor brokerage and clearance                                          5,501               5,094
  Interest                                                               2,437               1,424
  Other                                                                 31,270              21,320
                                                                       514,263             446,293

EARNINGS BEFORE INCOME TAXES                                           136,873             123,896

INCOME TAXES                                                            52,330              47,890

NET EARNINGS                                                          $ 84,543           $  76,006

Earnings per share:
  Diluted                                                             $    .88           $     .78
  Basic                                                               $    .89           $     .79

Dividends per share                                                   $   0.15           $    0.14

Average common and common
  equivalent shares outstanding (diluted)                               96,134              97,944
  (000's omitted)

Average common shares outstanding (basic)                               94,655              95,883
  (000's omitted)

See Notes to Consolidated Financial Statements.

                        A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended May 31,
                                                                               1999            1998
Cash Flows from Operating Activities:
  Net earnings                                                          $    84,543       $   76,006
  Noncash items included in earnings                                         19,775           18,660
  Change in:
     Segregated cash and government securities                               (1,252)          (2,829)
     Net securities borrowed and loaned                                     (24,240)         (10,769)
     Net payable to brokers, dealers
      and clearing organizations                                             40,141         (125,086)
     Net receivable from customers                                         (323,547)        (136,447)
     Fees, dividends and interest receivable                                (16,958)         (11,309)
     Net securities inventory                                               (46,233)         105,275
     Other assets and liabilities                                          (135,315)        (142,997)
  Net cash from operating activities                                       (403,086)        (229,496)

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell                            (49)         195,000
     Capital expenditures and other investments                             (13,916)         (15,058)
  Net cash from investing activities                                        (13,965)         179,942

Cash Flows from Financing Activities:
     Bank loans                                                             475,000          100,100
     Employee stock transactions                                             12,632           18,290
     Cash dividends paid                                                    (14,120)         (12,446)
     Purchase of treasury stock                                             (34,541)         (51,234)
  Net cash from financing activities                                        438,971           54,710

Net change in Cash and Cash Equivalents                                      21,920            5,156
Cash and Cash Equivalents at March 1                                         99,499           84,764
Cash and Cash Equivalents at May 31                                     $   121,419      $    89,920



Income tax payments totaled $13,549 and $11,696 during the three month periods ended May 31, 1999, and 1998, respectively.

Interest payments totaled $1,447 and $1,143 during the three month periods ended
May 31, 1999, and 1998, respectively.

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1999. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 1999, are not necessarily indicative of the results for the year ending February 29, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive earnings for the three month periods ended May 31, 1999 and 1998 was equal to the Company's net earnings.

STOCKHOLDERS' EQUITY:

Under the stock repurchase program, the Company purchased 1,000,000 shares at an aggregate cost of $34,541 in the first quarter ended May 31, 1999. For the quarter ended May 31, 1998, the Company purchased 1,160,000 shares at an aggregate cost of $51,234.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 1999, Edwards' net capital of $1,121,600 was $1,064,752 in excess of the minimum required.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share.

                                                    Three Months Ended May 31,
                                                        1999           1998
Net earnings available to common stockholders        $84,543        $76,006

 (shares in thousands)

Weighted average basic shares outstanding             94,655         95,883

Dilutive effect of employee stock plans                1,479          2,061

Total weighted average diluted shares                 96,134         97,944

Diluted earnings per share                           $  0.88        $  0.78

Basic earnings per share                             $  0.89        $  0.79


ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed, as a single business segment, that of providing investment services to its clients through its financial consultants in more than 640 branch offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service for the quarters ended May 31:


                                             1999          1998

Transaction services                      $482,595     $427,190
Asset management services                  104,453       82,023
Interest                                    53,310       50,787
Other                                       10,778       10,189
                                          $651,136     $570,189

                              *    *    *    *    *

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 1999 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1998


Results of Operations

The three months ended May 31, 1999 saw a continuation of the high level of retail investor activity that existed during the last four fiscal years in spite of some volatility in the equity and debt markets this year. The Dow Jones Industrial Average (the Dow) began this fiscal year at 9,307 and rose dramatically to a peak of 11,107 in mid-May, only to retreat to 10,560 by May 31,1999. The New York Stock Exchange and Nasdaq overall trading volumes increased 35% and 30%, respectively, over the prior year which contributed to a 26% increase in total customer trades for the Company. The number and size of customer trades and the product mix generally affect the level of revenues. The number of branches and financial consultants increased to 646 and 6,610, which represent increases of 7% and 4%, respectively, compared with the same period last year.

Total revenues increased $81 million (14%) to $651 million from $570 million last year. Expenses were $514 million, an increase of $68 million (15%), resulting in a decline in net profit margins to 13.0% this year from 13.3% last year.

Total commission revenue increased $47 million (15%), reflecting increased trading volume and, to a lesser extent, continued expansion of the Company's distribution system. Equity related commissions rose $47 million (25%). Client demand for equities remained strong due to the continuation of the relatively strong equity market conditions which resulted in record exchange volumes.

Principal transaction revenue increased $6 million (11%) as a result of the rise in revenue from debt products. Sales from debt products rose in corporate, municipal and government bonds primarily due to higher yields this year.

Investment banking revenue decreased slightly, down less than $1 million (1%). Underwriting fees and concessions rose $2 million (5%) due to the increased customer demand for corporate debt products. Management fees declined
$3 million (18%) due to participation as manager or co-manager in a smaller number of corporate offerings coupled with decreased activity in mergers and acquisitions this year.

Asset management and service fees increased $27 million (28%). Fees from third-party mutual funds rose $14 million (24%) reflecting the strong industry-wide cash flows into funds and higher market valuations of existing assets. Fees resulting from the administration of client assets under third-party management and from the Company's management services improved $9 million (35%) due to an increase in the number of accounts and assets under management.

Interest revenue increased $3 million (5%). Interest revenue from margin accounts rose $5 million (12%) due to a 24% increase in average margin debits, partially offset by a drop in the average broker call rate. Interest revenues from securities owned decreased $2 million (26%) as a result of lower average inventory. Interest earned on short-term investments fell $1 million (45%) as a result of a 48% drop in average short-term investments which is related to the rise in margin debits.

Compensation and benefits increased $50 million (14%). Commission expense increased $26 million (13%) due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily as a result of general increases and higher employment. Incentive-related compensation rose primarily as a result of higher earnings.

All other expenses increased $18 million (22%) as a result of branch and home office expansion and technology related expenses.


LIQUIDITY AND CAPITAL RESOURCES

Bank loans consist of short-term borrowings and are primarily used to finance customer receivables. At May 31, 1999 bank loans outstanding were $475 million. Average bank loans outstanding for the three month period ended May 31, 1999, were $122 million at an effective interest rate of 5.17%.

In late April, the Company entered into an agreement to upgrade its broker workstations. The equipment, which will include new desktop equipment and servers, will cost approximately $76 million over a three-year period.

No other material changes have taken place since February 28, 1999 regarding the Company's liquidity, capital resources and overall financial condition.


YEAR 2000

This section is a Year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

The "Year 2000" issue arose because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, causing system failures or miscalculations. The Company, along with the entire financial industry, is heavily reliant on computer technology. As such, any unresolved Year 2000 issues of the Company, other industry members, or entities that support the industry, may result in a material and negative impact on the Company's operations or financial condition. While the Company has contacted significant third parties concerning their Year 2000 progress, there can be no assurance that these other parties have provided accurate and complete information concerning their Year 2000 efforts.

With respect to its internal systems, the Company's efforts to remediate the Year 2000 issues are proceeding according to plan. All information technology systems have been assessed, modified, tested and placed in production. Non-information technology systems have been assessed, modified and tested. In March and April 1999, the Company participated in an industry-wide testing program with approximately 400 other broker-dealers, clearing organizations, securities exchanges and depository institutions. The Security Industry Association reported that these tests were successful. In addition, the Company will continue both internal and point-to-point testing with significant counterparties throughout the remainder of calendar 1999.

Management estimates the total cost of the Company's Year 2000 efforts will not exceed $15 million. Most of these costs have already been incurred and expensed. Actual costs may differ materially from this estimate.

The Company has incorporated various Year 2000 issues into its corporate contingency plans. The plans include steps to address internal system processing errors that may occur after December 31, 1999. The Company's corporate contingency plan is a continually evolving document and is subject to modification. Management continues to assess potential Year 2000 scenarios and will update the contingency plan as necessary. Consideration was given to alternatives for mission critical third parties. However, management believes that the Company's primary mission critical third parties are securities and commodities exchanges, clearing associations, and utilities, and that the industry currently has no available alternatives for most or all of these entities.

RISK MANAGEMENT

No material changes have occurred to the Company's policies, procedures and controls. A discussion of the Company's primary risks is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999. Such information is hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, risk management, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

                           PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

Item 4:  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on June 24, 1999, stockholders approved the following nominations and proposals:

                                                                   Votes           Votes
                                                  Votes For       Against        Withheld*
Nominations for director:
     Benjamin F. Edwards, III                     74,057,010                     1,770,830
     Samuel C. Hutchinson, Jr.                    73,093,891                     2,733,949
     Robert L. Proost                             74,171,187                     1,656,653

Approval of amendment to Company's
     1988 Incentive Stock Plan to increase
     number of shares of common stock
     available under the Plan from
     39,492,188 to 54,492,188.                    44,436,479     24,773,083      6,618,278

Ratification of auditors                          75,431,961        270,504        125,375

A total of 75,827,840 shares were present in person or by proxy at the Annual Meeting.

*Includes abstentions and broker non-votes


Item 6:  Exhibits and Reports on 8-K

         Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended May 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   July 14, 1999         /s/ Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   July 14, 1999         /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer