Form 10-Q
period 1999-08-31
EDWARDS A G INC
filed 1999-10-15
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1999   Commission file number 1-8527


                               A.G. EDWARDS, INC.


State of Incorporation:  DELAWAREI.R.S. Employer Identification No:  43-1288229


                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103



Registrant's telephone number, including area code:  (314) 955-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No



At September 30, 1999, there were 92,092,328 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                               A.G. EDWARDS, INC.

                                      INDEX


                                                                  Page

        PART I. FINANCIAL INFORMATION

                   Consolidated balance sheets                     1

                   Consolidated statements of earnings             2

                   Consolidated statements of cash flows           3

                   Notes to consolidated financial statements     4-6

                   Management's financial discussion              7-9


        PART II.OTHER INFORMATION                                 10

                SIGNATURES                                        11


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                August 31,       February 28,
ASSETS                                                                             1999             1999
Cash and cash equivalents                                                      $   139,488      $     99,499
Cash and government securities, segregated under
 federal and other regulations                                                      59,226            57,959
Securities purchased under agreements to resell                                      7,064            14,838
Securities borrowed                                                                250,249           243,507
Receivables:
 Customers                                                                       2,959,891         2,626,316
 Brokers, dealers and clearing organizations                                        18,387            27,855
 Fees, dividends and interest                                                       77,512            52,077
Securities inventory, at fair value:
 State and municipal                                                               206,496           144,180
 Government and agencies                                                            75,148            50,618
 Corporate                                                                         116,589            72,297
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $297,833 and $276,229                                         257,796           240,367
Deferred income taxes                                                               80,252            88,312
Other assets                                                                       103,650            85,307

                                                                               $ 4,351,748        $3,803,132
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                                     $   535,000      $         --
Checks payable                                                                     214,294           226,516
Securities loaned                                                                  393,243           229,542
Payables:
 Customers                                                                         693,687           949,076
 Brokers, dealers and clearing organizations                                       132,009            68,419
Securities sold but not yet purchased, at fair value                                30,219            45,659
Employee compensation and related taxes                                            527,995           578,073
Income taxes                                                                        54,917            24,645
Other liabilities                                                                   66,254            53,465
   Total Liabilities                                                             2,647,618         2,175,395

Stockholders' Equity:
 Preferred stock, $25 par value:
   Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
   Authorized, 550,000,000 shares
   Issued, 96,463,114 shares                                                        96,463            96,463

 Additional paid-in capital                                                        250,538           239,998

 Retained earnings                                                               1,478,642         1,348,094
                                                                                 1,825,643         1,684,555

 Less - Treasury stock, at cost (3,777,845 and 1,625,042 shares)                   121,513            56,818
   Total Stockholders' Equity                                                    1,704,130         1,627,737

                                                                               $ 4,351,748        $3,803,132

See Notes to Consolidated Financial Statements.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended               Six Months Ended
                                                  August 31                        August 31
                                             1999           1998            1999              1998
REVENUES:
  Commissions                             $317,887        $292,802      $  675,026        $  603,050
  Principal transactions                    72,440          48,242         130,303           100,245
  Investment banking                        57,063          55,986         116,087           115,306
  Asset management and service fees        126,826          99,659         248,813           195,073
  Interest                                  57,780          51,640         111,090           102,427
  Other                                      4,106           2,867           5,919             5,284
                                           636,102         551,196       1,287,238         1,121,385
EXPENSES:
  Compensation and benefits                407,001         352,546         822,865           718,392
  Communications                            26,527          25,670          53,857            51,573
  Occupancy and equipment                   33,879          29,811          65,740            56,517
  Floor brokerage and clearance              5,210           4,928          10,711            10,022
  Interest                                   5,743           1,688           8,180             3,112
  Other                                     24,981          19,766          56,251            41,086
                                           503,341         434,409       1,017,604           880,702

EARNINGS BEFORE INCOME TAXES               132,761         116,787         269,634           240,683

INCOME TAXES                                50,450          44,530         102,780            92,420

NET EARNINGS                              $ 82,311        $ 72,257      $  166,854        $  148,263

Earnings per share:
  Diluted                                 $   0.86        $   0.74      $     1.74        $     1.52
  Basic                                   $   0.88        $   0.76      $     1.77        $     1.55

Dividends per share                       $   0.15        $   0.14      $     0.30        $     0.28

Average common and common equivalent
 shares outstanding (000's omitted):
   Diluted                                  95,245          97,232          95,690            97,654
   Basic                                    93,515          95,004          94,085            95,444

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended August 31,
                                                               1999              1998
Cash Flows from Operating Activities:
   Net earnings                                           $ 166,854           $ 148,263
   Noncash items included in earnings                        48,424              39,464
   Change in:
     Segregated cash and government securities               (1,267)             (4,483)
     Net securities borrowed and loaned                     156,959               6,006
     Net payable to brokers, dealers
       and clearing organizations                            73,058             407,518
     Net receivable from customers                         (588,964)           (532,936)
     Fees, dividends and interest receivable                (25,435)            (13,808)
     Net securities inventory                              (146,578)            194,223
     Other assets and liabilities                           (44,901)           (121,511)
  Net cash from operating activities                       (361,850)            122,736

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell            7,774              24,363
   Capital expenditures and other investments               (51,234)            (32,098)
  Net cash from investing activities                        (43,460)             (7,735)

Cash Flows from Financing Activities:
   Bank loans                                               535,000                  --
   Employee stock transactions                               15,513              24,003
   Cash dividends paid                                      (28,232)            (25,785)
   Purchase of treasury stock                               (76,982)            (91,336)
  Net cash from financing activities                        445,299             (93,118)

Net change in Cash and Cash Equivalents                      39,989              21,883
Cash and Cash Equivalents, Beginning of Period               99,499              84,764
Cash and Cash Equivalents, End of Period                  $ 139,488           $ 106,647



Income tax payments totaled $54,657 and $71,616 during the six month periods ended August 31, 1999, and 1998, respectively.

Interest payments totaled $6,229 and $2,748 during the six month periods ended
August 31, 1999, and 1998, respectively.


See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1999. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended
August 31, 1999, are not necessarily indicative of the results for the year ending February 29, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive earnings for the six month periods ended August 31, 1999 and 1998 were equal to the Company's net earnings.

STOCKHOLDERS' EQUITY:

Under the stock repurchase program, the Company purchased 2,484 shares at an aggregate cost of $76,982 during the six month period ended August 31, 1999. For the six month period ended August 31, 1998, the Company purchased 2,164 shares at an aggregate cost of $91,336.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At August 31, 1999, Edwards' net capital of $1,186,235 was $1,127,218 in excess of the minimum required.



                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)

EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share:

                                                           Three Months Ended           Six Months Ended
                                                               August 31                   August 31
                                                         1999            1998         1999          1998
Net earnings available to common stockholders          $82,311         $72,257      $166,854      $148,263


Weighted average basic shares outstanding               93,515          95,004        94,085        95,444
Dilutive effect of employee stock plans                  1,730           2,228         1,605         2,210
Total weighted average diluted shares                   95,245          97,232        95,690        97,654
Diluted earnings per share                             $  0.86         $  0.74      $   1.74      $   1.52
Basic earnings per share                               $  0.88         $  0.76      $   1.77      $   1.55


ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed as a single business segment, that of providing investment services to its clients through its financial consultants in more than 650 branch offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service for the six month periods ended August 31:

                                      1999           1998
Transaction services             $  937,324     $  829,388
Asset management services           214,689        168,679
Interest                            111,090        102,427
Other                                24,135         20,891
                                 $1,287,238     $1,121,385

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As issued, SFAS No. 133 was effective for fiscal periods beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

                              *    *    *    *    *

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1998

Results of Operations

Retail investor activity continued to increase during the six months ended August 31, 1999. The Dow Jones Industrial Average (the Dow) began this fiscal year at 9,307 and rose dramatically to a peak of 11,326 in August, only to decline to 10,829 by August 31, 1999. The New York Stock Exchange and Nasdaq overall trading volumes increased 25% and 29%, respectively, over the same period last year which contributed to a 22% increase in equity related customer trades for the Company. During the period the Federal Reserve raised the federal funds interest rate from 4.75% to 5.25% which contributed to a rise in yields on debt products. The number of branches increased 38 to 654 and the number of financial consultants increased 281 to 6,669 since the end of the same period last year.

Total revenues increased $166 million (15%) to $1.3 billion from $1.1 billion last year. Expenses were $1 billion, an increase of $137 million (16%). Net Profit margins declined to 13.0% this year from 13.2% last year.

Total commission revenue increased $72 million (12%). Equity related commission revenue rose $62 million (17%) as a result of the increase in customer trades, reflecting increased exchange volume and, to a lesser extent, continued expansion of the Company's distribution system. Insurance revenue increased $15 million (20%) primarily due to the continued strong demand for variable annuities as a reflection of the strong equity markets. Mutual fund revenue decreased $6 million (4%) due to an increasing number of customers investing in fee-based mutual fund advisory programs provided by the Company as opposed to commissionable transactions.

Principal transaction revenue increased $30 million (30%) primarily as a result of a $24 million (33%) rise in revenue from debt products. Sales of debt products rose primarily due to higher yields this year which fueled an increase in investor demand for fixed income products. Corporate equity revenue increased $6 million (22%) due to higher customer trades reflecting higher NASDAQ volume.

Investment banking revenue increased slightly. Underwriting fees and concessions rose $8 million (9%) primarily due to increased customer demand for certificates of deposit resulting from higher yields. Management fees declined $7 million (24%) due to participation as manager or co-manager in a smaller number of corporate offerings coupled with decreased activity in mergers and acquisitions this year.

Asset management and service fees increased $54 million (28%). Fees from third-party mutual funds rose $29 million (25%) reflecting the strong industry-wide cash flows into funds and higher market valuations of existing assets. Fee-based revenue resulting from the administration of client assets under third-party management and from the Company's management services improved $17 million (33%) due to an increase in the number of accounts and assets under management.

Interest revenue increased $9 million (8%). Interest revenue from margin accounts rose $13 million (15%) due to a 26% increase in average margin debits, partially offset by a drop in the average interest rate charged on margin accounts when compared to the same period of the prior year. Interest revenues from securities owned decreased $2 million (16%) as a result of a 15% decrease in average inventory. Interest earned on short-term investments fell $3 million (63%) as a result of a 69% drop in average short-term investments as funds were utilized to finance the rise in margin debits.

Compensation and benefits increased $104 million (15%). Commission expense increased $55 million (14%) due to the rise in commissionable revenue. General and administrative salaries and related benefits increased primarily as a result of general increases and higher employment. Incentive-related compensation rose primarily as a result of higher earnings.

All other expenses increased $32 million (20%) primarily as a result of branch and home office expansion, technology related expenses, and increased interest expense on bank loans associated with the financing of customer margin balances.


                 THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO
                       THREE MONTHS ENDED AUGUST 31, 1998

Net earnings for the quarter ended August 31, 1999 were $82 million on revenues of $636 million compared to net earnings of $72 million on revenues of $551 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations.

LIQUIDITY AND CAPITAL RESOURCES

Bank loans consist of short-term borrowings and are primarily used to finance customer receivables. At August 31, 1999 bank loans outstanding were $535 million. Average bank loans outstanding for the six month period ended August 31, 1999, were $204 million at an average effective interest rate of 5.25%.

No other material changes have taken place since February 28, 1999 regarding the Company's liquidity, capital resources and overall financial condition.

YEAR 2000

This section is a Year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

The "Year 2000" issue arose because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond December 31, 1999, causing system failures or miscalculations. The Company, along with the entire financial industry, is heavily reliant on computer technology. As such, any unresolved Year 2000 issues of the Company, other industry members, or entities that support the industry, may result in a material and negative impact on the Company's operations or financial condition. While the Company has contacted significant third parties concerning their Year 2000 progress, there can be no assurance that these other parties have provided accurate and complete information concerning their Year 2000 efforts.

With respect to its internal systems, the Company's efforts to remediate its Year 2000 issues are complete. Mission critical systems, as well as non-critical and non-information technology systems, have been assessed, modified, tested and placed in production. The Company will continue testing both internally and with significant counterparties throughout the remainder of calendar 1999.

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

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, risk management, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

                           PART II.  OTHER INFORMATION

Item 1:Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

Item 6:Exhibits and Reports on 8-K

       Exhibit 10   1999 restatement of A.G. Edwards, Inc. 1988 Incentive Stock
                    Plan

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended
                August 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   October 14, 1999      /s/Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   October 14, 1999      /s/Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer