Form 10-Q
period 1999-11-30
EDWARDS A G INC
filed 2000-01-14
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 30, 1999    Commission file number 1-8527


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



At December 31, 1999, there were 89,161,656 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                               A.G. EDWARDS, INC.

                                      INDEX


                                                         Page

PART I.  FINANCIAL INFORMATION

         Consolidated balance sheets                     1

         Consolidated statements of earnings             2

         Consolidated statements of cash flows           3

         Notes to consolidated financial statements      4-6

         Management's financial discussion               7-9


PART II. OTHER INFORMATION                               10

         SIGNATURES                                      11


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                                       November 30,      February 28,
ASSETS                                                                         1999              1999
Cash and cash equivalents                                                $  116,894        $   99,499
Cash and government securities, segregated under
 federal and other regulations                                               66,879            57,959
Securities purchased under agreements to resell                               2,974            14,838
Securities borrowed                                                         186,197           243,507
Receivables:
 Customers                                                                3,105,262         2,626,316
 Brokers, dealers and clearing organizations                                 17,048            27,855
 Fees, dividends and interest                                                60,233            52,077
Securities inventory, at fair value:
 State and municipal                                                        192,423           144,180
 Government and agencies                                                     58,790            50,618
 Corporate                                                                   94,962            72,297
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $314,001 and $276,229                                  272,153           240,367
Deferred income taxes                                                        67,581            88,312
Other assets                                                                192,188            85,307

                                                                         $4,433,584        $3,803,132
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                               $  566,900        $       --
Checks payable                                                              229,383           226,516
Securities loaned                                                           278,693           229,542
Payables:
 Customers                                                                  720,027           949,076
 Brokers, dealers and clearing organizations                                148,241            68,419
Securities sold but not yet purchased, at fair value                         28,763            45,659
Employee compensation and related taxes                                     604,168           578,073
Income taxes                                                                 42,510            24,645
Other liabilities                                                            74,305            53,465
 Total Liabilities                                                        2,692,990         2,175,395

Stockholders' Equity:
 Preferred stock, $25 par value:
   Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
   Authorized, 550,000,000 shares
   Issued, 96,463,114 shares                                                 96,463            96,463

 Additional paid-in capital                                                 251,729           239,998

 Retained earnings                                                        1,555,771         1,348,094
                                                                          1,903,963         1,684,555

 Less - Treasury stock, at cost (5,587,060 and 1,625,042 shares)            163,369            56,818
   Total Stockholders' Equity                                             1,740,594         1,627,737

                                                                         $4,433,584        $3,803,132

See Notes to Consolidated Financial Statements.

                                       -1-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                 November 30                    November 30
                                           1999            1998             1999           1998

REVENUES:
 Commissions                              $318,937       $266,697       $  993,963     $  869,747
 Principal transactions                     72,817         51,302          203,120        151,547
 Investment banking                         53,568         54,369          169,655        169,675
 Asset management and service fees         126,072         99,750          374,885        294,823
 Interest                                   63,015         49,269          174,105        151,696
 Other                                      80,228          2,907           86,147          8,191
                                           714,637        524,294        2,001,875      1,645,679
EXPENSES:
 Compensation and benefits                 425,590        329,013        1,248,455      1,047,405
 Communications                             30,842         26,788           84,699         78,361
 Occupancy and equipment                    36,473         29,809          102,213         86,326
 Floor brokerage and clearance               5,155          5,608           15,866         15,630
 Interest                                    6,572          1,547           14,752          4,659
 Other                                      25,873         21,990           82,124         63,076
                                           530,505        414,755        1,548,109      1,295,457

EARNINGS BEFORE INCOME TAXES               184,132        109,539          453,766        350,222

INCOME TAXES                                68,830         41,570          171,610        133,990

NET EARNINGS                              $115,302       $ 67,969       $  282,156     $  216,232

Earnings per share:
 Diluted                                  $   1.23       $   0.70       $     2.97     $     2.22
 Basic                                    $   1.25       $   0.72       $     3.02     $     2.27

Dividends per share                       $   0.15       $   0.14       $     0.45     $     0.42

Average common and common equivalent
 shares outstanding (000's omitted):
 Diluted                                    93,847         97,070           95,075         97,459
 Basic                                      92,040         95,148           93,403         95,345



See Notes to Consolidated Financial Statements.

                                       -2-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended November 30,
                                                                   1999          1998
Cash Flows from Operating Activities:
   Net earnings                                            $ 282,156          $ 216,232
   Noncash items included in earnings                          9,547             57,474
   Change in:
     Segregated cash and government securities                (8,920)          (252,989)
     Net securities borrowed and loaned                      106,461             (7,669)
     Net payable to brokers, dealers
     and clearing organizations                               90,629            435,985
     Net receivable from customers                          (707,995)          (336,560)
     Fees, dividends and interest receivable                  (8,156)            (6,244)
     Net securities inventory                                (95,976)           154,924
     Other assets and liabilities                             18,537            (76,788)
 Net cash from operating activities                         (313,717)           184,365

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell            11,864            (15,637)
   Capital expenditures and other investments                (79,409)           (59,799)
 Net cash from investing activities                          (67,545)           (75,436)

Cash Flows from Financing Activities:
   Bank loans                                                566,900              --
   Employee stock transactions                                58,321             73,362
   Cash dividends paid                                       (42,134)           (39,008)
   Purchase of treasury stock                               (184,430)          (132,018)
 Net cash from financing activities                          398,657            (97,664)

Net change in Cash and Cash Equivalents                       17,395             11,265
Cash and Cash Equivalents, Beginning of Period                99,499             84,764
Cash and Cash Equivalents, End of Period                   $ 116,894          $  96,029



Income tax payments totaled $122,507 and $123,708 during the nine month periods ended November 30, 1999, and 1998, respectively.

Interest payments totaled $13,429 and $4,609 during the nine month periods ended
November 30, 1999, and 1998, respectively.


See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary,
A.G. Edwards & Sons, Inc. ("Edwards"), and have been prepared in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1999. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the nine months ended November 30, 1999, are not necessarily indicative of the results for the year ending
February 29, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

STOCKHOLDERS' EQUITY:

Options to purchase 1,875 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 2000, at 85% of market price based on dates specified in the plan. Employees purchased 1,871 shares at $21.89 per share in October 1999. Treasury shares were utilized for these transactions.

Under the stock repurchase program, the Company purchased 6,192 shares at an aggregate cost of $184,430 during the nine month period ended November 30, 1999. For the nine month period ended November 30, 1998, the Company purchased 3,482 shares at an aggregate cost of $132,018.

Comprehensive earnings for the nine month periods ended November 30, 1999 and 1998 were equal to the Company's net earnings.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)


INVESTMENTS:

In October 1990, the Company purchased, as a strategic investment ("Investment"), a minority interest in a privately held investment management company, which manages several money market mutual funds that the Company distributes. In November 1999, the investment management company exercised its right to call one-half of the Investment in exchange for a cash payment of $45,000. The Investment was carried on the Company's balance sheet using the equity method of accounting and at the time of disposition was recorded at $14,800. The $45,000 was based on a formula provided in the purchase agreement which is substantially based on the financial position and results of operations of the investment management company. Because of the reduction in the Company's ownership and the terms surrounding the remaining Investment, the equity method of accounting was discontinued and the Company's remaining Investment was adjusted to fair value, which the Company believes is equal to the amount to be received in connection with the call, or $45,000. The $45,000 receivable and $45,000 remaining Investment are included in Other Assets. The effect of the call and the subsequent recording of the remaining Investment at fair value on the Company's nine month results is as follows:


                                        As         Excluding
                                     Reported      Investment     Difference
   Revenues                         $2,001,875     $1,926,639        $75,236
   Net Earnings                     $  282,156     $  246,961        $35,195
   E.P.S. (diluted)                 $     2.97     $     2.60        $  0.37


NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 1999, Edwards' net capital of $1,021,071 was $956,679 in excess of the minimum required.


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)

EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share:

                                                  Three Months Ended       Nine Months Ended
                                                       November 30              November 30
                                                       1999      1998           1999      1998
Net earnings available to common stockholders       $115,302     $67,969    $282,156    $216,232


Weighted average basic shares outstanding             92,040      95,148      93,403      95,345
Dilutive effect of employee stock plans                1,807       1,922       1,672       2,114
Total weighted average diluted shares                 93,847      97,070      95,075      97,459
Diluted earnings per share                           $  1.23     $  0.70    $   2.97    $   2.22
Basic earnings per share                             $  1.25     $  0.72    $   3.02    $   2.27

ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed as a single business segment, that of providing investment services to its clients through its financial consultants in more than 660 branch offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service for the nine month periods ended November 30:

                                                       1999          1998
Transaction services                              $1,390,530    $1,206,809
Asset management services                            322,932       255,750
Interest                                             174,105       151,696
Other                                                114,308        31,424
                                                  $2,001,875    $1,645,679

                                       -6-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1998

Results of Operations

Retail investors remained active during the nine months ended November 30, 1999 in spite of volatility in the market, as evidenced by fluctuations in the Dow
Jones Industrial Average (the Dow). The Dow began this fiscal year at 9,307 and rose to a peak close of 11,326 in August, only to decline to 10,877 by November
30, 1999. The New York Stock Exchange and Nasdaq overall trading volumes increased 20% and 31%, respectively, over the same period last year which contributed to a 23% increase in equity related customer trades for the Company.
During the period the Federal Reserve raised the federal funds interest rate from 4.75% to 5.50% which contributed to a rise in yields on debt products. The number of branches increased 39 to 663 and the number of financial consultants increased 284 to 6,716 since the end of the same period last year.

Total revenues increased $356 million (22%) to $2.0 billion from $1.6 billion last year. Expenses were $1.5 billion, an increase of $252 million (20%). Net profit margins improved to 14.1% this year from 13.1% last year. The results include a $75.2 million gain in Other Revenues from an investment in a privately held investment management company which increased net earnings by $35.2 million or $0.37 per diluted share.

Commission revenue increased $124 million (14%). Equity related commission revenue rose $90 million (17%) as a result of the increase in customer trades, reflecting increased volume in the markets and, to a lesser extent, continued expansion of the Company's distribution system. Insurance revenue increased $28 million (26%) primarily due to the continued strong demand for variable annuities as a reflection of the strong equity markets.

Principal transaction revenue increased $52 million (34%) primarily as a result of a $37 million (34%) rise in revenue from debt products. Sales of debt products rose primarily due to rising yields this year which fueled an increase in investor demand for fixed income products. Equity revenue increased $15 million (34%) due to an increase in the number of customer trades reflecting higher Nasdaq volume.

Investment banking revenue was unchanged from the previous year. Underwriting fees and concessions rose $15 million (12%) primarily due to increased customer demand for equity unit trusts and certificates of deposit. Management fees declined $15 million (32%) due to participation as manager or co-manager in fewer corporate offerings and decreased fees from merger and acquisition activity.

Asset management and service fees increased $80 million (27%). Fees from third-party mutual funds rose $52 million (24%) reflecting the strong industry-wide cash flows into funds and higher market valuations of existing assets. Fee-based revenue resulting from the administration of client assets under third-party management and from the Company's management services improved $28 million
(35%) due to an increase in the number of accounts and assets under management.


Interest revenue increased $22 million (15%). Interest revenue from margin accounts rose $28 million (22%) due to a 29% increase in average margin debits, partially offset by a drop in the average interest rate charged on margin accounts when compared to the same period of the prior year. Interest earned on short-term investments fell $5 million (71%) as a result of a decrease in average short-term investments as funds were primarily utilized to finance the rise in margin debits.

Compensation and benefits increased $201 million (19%). Commission expense increased $99 million (18%) due to the rise in commissionable revenue. General and administrative salaries increased $40 million (21%), incentive-related compensation rose $41 million (20%) and related benefits increased $21 million
(20%) primarily as a result of general increases, higher employment and higher
Company earnings.

Interest expense increased $10 million (217%) largely due to an increase in bank loans primarily associated with the financing of customer margin balances.

All other expenses increased $42 million (17%) primarily as a result of branch and home office expansion and technology related expenses.


                THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO
                         THREE MONTHS NOVEMBER 30, 1998

Net earnings for the quarter ended November 30, 1999 were $115 million on revenues of $715 million compared to net earnings of $68 million on revenues of $524 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations.

LIQUIDITY AND CAPITAL RESOURCES

Bank loans consist of short-term borrowings and are primarily used to finance customer receivables. At November 30, 1999 bank loans outstanding were $567 million. Average bank loans outstanding for the nine-month period ended
November 30, 1999, were $212 million at an average effective interest rate of 5.38%.



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

As of January 13, 2000, the Company has no knowledge of any material Year 2000 processing errors and appears to be Year 2000 compliant. As it is still early in the year, the Company will continue to monitor and evaluate its systems for ongoing compliance.

RISK MANAGEMENT

No material changes have occurred to the Company's policies, procedures, controls or risk profile. A discussion of the Company's primary risks is included in the Company's Annual Report on Form 10-K for the fiscal year ended
February 28, 1999.  Such information is hereby incorporated by reference.

FORWARD LOOKING STATEMENTS

The Management's Financial Discussion including the discussion under "Year
2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, risk management, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.


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

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended
       November 30, 1999.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   January 14, 2000      /s/Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   January 14, 2000      /s/Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer


                                       -11-


