Form 10-K
period 2000-02-29
EDWARDS A G INC
filed 2000-05-30
CIK 718482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


    For the fiscal year ended February 29, 2000   Commission file number  1-8527


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates was approximately $3.2 billion at May 1, 2000.

At May 1, 2000, there were 84,635,658 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Annual Report Fiscal Year 2000 (the "2000 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 22, 2000 (the "Company's 2000 Proxy Statement") are incorporated by reference into
Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 14 of this Form 10-K.

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

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. At February 29, 2000, Edwards had 670 offices (up from 639 at the end of the prior fiscal year) in 49 states and the District of Columbia, and 15,451 full-time employees (up from 13,953), including 6,823 financial consultants (up from 6,528) providing services for approximately 2,740,000 clients (up from 2,340,000). No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant (FCM).

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a FCM and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association (NFA). The five A.G. Edwards trust companies (collectively referred to as the Trust Companies), including a federally chartered savings bank, provide investment advisory, portfolio management and trust services. Gull-AGE Capital Group, Inc. serves as general partner of 99 real estate partnerships in connection with 30 limited partnerships sold by Edwards from 1982 through 1985. A.G. Edwards Capital, Inc. serves as general partner to two tandem private equity partnerships formed to invest in a portfolio of venture capital and buy-out funds and direct investments.

       (b) Financial Information About Industry Segments

Information regarding industry segments is set forth in Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements under the caption "Basis of Financial Information" appearing on page 28 of the 2000 Annual Report to Stockholders. Such information is hereby incorporated by reference.

       (c) Narrative Description of Business

Commissions, principal transactions, investment banking, and asset management and service fees were the principal sources of consolidated revenue for the last three fiscal years. The total amount of revenue contributed by these services, including the amount of total revenue by class of products or services that accounted for 10% or more of consolidated revenues, are set forth on pages 22 and 23 of the 2000 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 50% of total revenue during the last five years. The following briefly describes the Company's sources of commission revenue.

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

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts and closed-end mutual funds. Edwards' municipal underwriting activities include areas of specialization in kindergarten through 12th grade schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on five major areas: industrial growth, real estate, financial services, emerging growth, consumer products and energy. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

Clients desiring professional money management are offered three types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Edwards' investment consulting service offers the Private Advisor Service, which provides clients with third-party investment management, performance measurement, management search and related consulting services. The PathwaysSM, Spectrum, Fund Navigator and Fund Advisor investment advisory programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon. Under the new Client Choice program, clients can execute transactions and receive ongoing personalized advice from their financial consultant for an annual fee based on the value of their assets held at Edwards.

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

Edwards provides custodial services to its clients for the various types of self-directed individual retirement accounts provided for under the Internal Revenue Code.

MARGIN FINANCING

Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to its clients for a portion of the purchase price, with the clients' securities held as collateral. The amount of credit is limited by the initial margin regulations issued by the Board of Governors of the Federal Reserve System. The current prescribed minimum initial margin for equity securities is equal to 50% of the value of equity securities purchased.

The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards' maintenance requirements generally exceed the exchanges' requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the client's indebtedness before the collateral can be liquidated.

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in
Note 10 (Financial Instruments) of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page 32 of the 2000 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

PRIVATE CLIENT SERVICES

Edwards' Private Client Services group assists individuals and businesses meet a wide range of financial and investment needs. Individual investors can receive tailored asset allocation, tax- and risk-reduction strategies, portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies) and comprehensive estate planning recommendations. Closely-held and publicly-traded business clients can access services for risk management, employee benefit programs (retirement plans and key employee compensation), capital formation and management and ownership succession.

CPI Qualified Plan Consultants, Inc., acquired in fiscal 2000, provides third-party administration services for employee benefit plans to closely held businesses and corporations.

INVESTMENT ACTIVITIES

The Company's investment activities include, among other things, making investments in equity and equity-related securities in connection with merger, acquisition and private investment transactions, either for the accounts of private investment funds in which the Company participates or, to a lesser extent, for its own account. These activities include venture capital investments and investments in portfolio and operating companies. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

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

In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry also has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In November 1999, the Gramm-Leach-Bliley Act was enacted, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increased competition in markets which traditionally have been dominated by investment banks and retail securities firms.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on pages 30 and 31 of the 2000 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Securities and Futures Authority. Additionally, the four state-chartered trust companies are separately regulated by banking or trust laws of the states in which they are incorporated or do business. A.G. Edwards Trust Company FSB, a federal savings bank, is regulated by the Office of Thrift Supervision (OTS), the Federal Deposit Insurance Corporation (FDIC) and by the SEC as an investment advisor. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. The Ceres Investment Company, a commodity pool operator and general partner of three commodity pools sponsored by Edwards, is regulated by the CFTC and the NFA.

ITEM 2.    PROPERTIES.

The Company's headquarters are located at One North Jefferson Avenue, St. Louis, Missouri. It consists of several buildings owned by the Company which contain approximately 1,600,000 square feet of general office space, as well as underground and surface parking and a five story parking garage. The buildings are located on approximately 20 acres of land owned by the Company.
The Company owns approximately 22 acres of land adjacent to its headquarters and is using this property principally for additional employee parking areas. In addition, the Company owns four additional office buildings which are used for information technology facilities, contingency planning facilities and trust company office. The Company is currently expanding its headquarters with the construction of an additional office building, an additional parking garage and a learning center.

The remainder of the Company's branch offices occupy leased premises. Aggregate annual rental for branch office premises for the year ended February 29, 2000, was $55,577,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2000.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 2000. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

                                                               Year First
                                                                Appointed
                                                                Executive
      Name                Age          Office & Title         Officer of the
                                                                  Company

Benjamin F. Edwards III   68     Chairman of the Board,            1983
                                 President and Chief
                                 Executive Officer of the
                                 Company. Chairman of the
                                 Board, President and Chief
                                 Executive Officer of
                                 Edwards.  Employee of
                                 Edwards for 43 years.
                                 Director of Edwards since
                                 1967.

Mary V. Atkin             45     Corporate Vice President          1999
                                 of Edwards.  Director of the
                                 Information Technology
                                 Division of Edwards since 1999.
                                 Manager of Corporate
                                 Communications of Edwards
                                 prior to 1999.  Employee
                                 of Edwards for 22 years.
                                 Director of Edwards since
                                 1993.

Robert L. Bagby           56     Vice Chairman of the Board        1991
                                 of the Company.  Vice
                                 Chairman of the Board,
                                 Executive Vice President
                                 and Director of the Branch
                                 Division of Edwards.
                                 Employee of Edwards for 25
                                 years.  Director of
                                 Edwards since 1979.

Donnis L. Casey           52     Corporate Vice President          1996
                                 of Edwards.  Director of
                                 the Staff Division of
                                 Edwards since 1996.
                                 Assistant Director of the
                                 Staff Division of Edwards
                                 prior to 1996.  Employee
                                 of Edwards for 33 years.
                                 Director of Edwards since
                                 1993.

                                                               Year First
                                                                Appointed
                                                                Executive
      Name               Age        Office & Title            Officer of the
                                                                 Company

Benjamin F. Edwards IV    44     Vice Chairman of the Board        1996
                                 of the Company since 1999.
                                 Vice Chairman of the Board
                                 of Edwards since 1999.
                                 Executive Vice President
                                 and Director of the Sales
                                 and Marketing Division of
                                 Edwards since 1997.
                                 Director of the Investment
                                 Banking Division of
                                 Edwards from 1999 to 2000.
                                 Regional Manager of
                                 Edwards from 1995 to 1997.
                                 Employee of Edwards for 22
                                 years.  Director of
                                 Edwards since 1994.

Alfred E. Goldman         66     Corporate Vice President,         1991
                                 Director of Market
                                 Analysis of Edwards.
                                 Employee of Edwards for 40
                                 years.  Director of
                                 Edwards since 1967.

Douglas L. Kelly          51     Vice President and                1994
                                 Secretary of the Company.
                                 Corporate Vice President,
                                 Secretary, and Director of
                                 Law and Compliance of
                                 Edwards.  Employee of
                                 Edwards for 6 years.

                                 Director of Edwards since
                                 1994.

Ronald J. Kessler         52     Corporate Vice President          1996
                                 of Edwards.  Director of
                                 the Operations Division
                                 since 1998.  Assistant
                                 Director of Operations
                                 from 1988 to 1998.
                                 Employee of Edwards for 32
                                 years.  Director of
                                 Edwards since 1989.

Thomas H. Martin Jr.      40     Assistant Treasurer of the        1999
                                 Company since 1999.  Vice
                                 President of Edwards.
                                 Controller of the Company
                                 and Edwards since 1999.
                                 Accounting Manager prior
                                 to 1999.  Employee of
                                 Edwards for 19 years.

Paul F. Pautler          55     Senior Vice President of          2000
                                Edwards.  Director of
                                Investment Banking since
                                March 2000.  Director of
                                Corporate Finance since
                                1999.  Managing Director
                                of Mergers and
                                Acquisitions 1997 to 1999.
                                Employee of Edwards for 3
                                years.  Partner at the law
                                firm of Thompson Coburn
                                LLC for 16 years prior to
                                joining Edwards.  Director
                                of Edwards since
                                March 2000.


Joseph G. Porter         39     Assistant Treasurer of the        1999
                                Company since 1999.
                                Senior Vice President and
                                Assistant Director of
                                Administration of Edwards.
                                Principal Accounting
                                Officer of the Company and
                                Edwards since 1999.
                                Accounting Manager prior
                                to 1999.  Employee of
                                Edwards for 17 years.

Robert L. Proost         62     Vice President, Chief             1990
                                Financial Officer and
                                Treasurer of the Company.
                                Corporate Vice President,
                                Treasurer, Chief Financial
                                Officer, and Director of
                                the Administration
                                Division of Edwards.
                                Employee of Edwards for 12
                                years.  Director of
                                Edwards since 1989.

Benjamin F. Edwards III and Benjamin F. Edwards IV are father and son.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The information required by this item is contained in the 2000 Annual Report to Stockholders on page 44 under the caption "Quarterly Financial Information" and on page 45 under the caption "Shareholder Information." Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is contained on pages 22 and 23 of the 2000 Annual Report to Stockholders under the caption "Ten-Year Financial Summary." Such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 17 through 21 of the 2000 Annual Report to Stockholders under the caption "Management's Financial Discussion." Such information is hereby incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

The information required by this item is contained in Management's Financial Discussion under the caption "Risk Management" on page 20 and 21 of the 2000 Annual Report to Stockholders. Such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP dated April 20, 2000, and under the caption "Quarterly Financial Information" on pages 24 through 33 and page 44, respectively, of the 2000 Annual Report to Stockholders. Such information is hereby incorporated by reference.

Additional Information:

Edwards maintains a Stockbrokers Blanket Bond insuring various loss contingencies. Under the terms of the current policy, Edwards is responsible for the first $1,000,000 of each such occurrence.

The securities held by Edwards for client accounts are protected up to $500,000, including up to $100,000 for cash claims, by SIPC. In addition to the SIPC coverage, securities and cash held in client accounts are provided additional protection up to the full value of the accounts (as determined by SIPC) by a commercial insurance company. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 4 through 7 of the Company's 2000 Proxy Statement and in Part I of this Form 10-K on pages 9 through 11 under the caption "Executive Officers of the Company." Such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation," "Executive Compensation" and "Performance Graph" on pages 8 through 19 of the Company's 2000 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

The information required by this item is contained on pages 9 and 10 of the Company's 2000 Proxy Statement under the caption "Ownership of the Company's Common Stock." Such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 20 of the Company's 2000 Proxy Statement under the caption "Certain Transactions." Such information is hereby incorporated by reference.

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

       (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP included on pages 24 through 33 of the Company's 2000 Annual Report to Stockholders, are hereby incorporated by reference.

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

            4(vi)   Amendment No. 3 to the Rights Agreement dated December 30,
               1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4.6 to Registrant's Form 10-K for the fiscal year ended February 28, 1998.

          10 A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to Registrant's second quarter 1999 Form 10-Q, filed on October 14, 1999.

          11 Computation of per share earnings is set forth in Note 8 (Stockholders' Equity) of the Notes to Consolidated Financial Statements under the caption "Earnings Per Share" appearing on page 31 of the 2000 Annual Report to Stockholders and incorporated herein by reference.

          13 The 2000 Annual Report to Stockholders. Except for those portions of pages expressly incorporated by reference, the 2000 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 29, 2000.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.G. EDWARDS, INC.
                                  (Registrant)



Date:  May 18, 2000            By  /s/ Benjamin F. Edwards III
                                   Benjamin F. Edwards III,
                                   Chairman of the Board

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

/s/ Benjamin F. Edwards III      Chairman of the Board,          May 18, 2000
Benjamin F. Edwards III          President and Director
                                 (Chief Executive Officer)

/s/ Robert L. Proost             Treasurer and Director          May 18, 2000
Robert L. Proost                 (Principal Financial Officer)

/s/ Robert L. Bagby              Vice Chairman of the Board      May 18, 2000
Robert L. Bagby                  and Director

/s/ Benjamin F. Edwards IV       Vice Chairman of the Board      May 18, 2000
Benjamin F. Edwards IV           and Director

/s/ Dr. E. Eugene Carter         Director                        May 18, 2000
Dr. E. Eugene Carter

/s/ Charmaine S. Chapman         Director                        May 18, 2000
Charmaine S. Chapman

                                 Director                        May 18, 2000
Dr. Louis Fernandez

/s/ Samuel C. Hutchinson Jr.     Director                        May 18, 2000
Samuel C. Hutchinson Jr.

/s/ Ronald J. Kessler            Director                        May 18, 2000
Ronald J. Kessler

/s/ Thomas H. Martin Jr.         Controller                      May 18, 2000
Thomas H. Martin Jr.

/s/ Joseph G. Porter             Principal Accounting Officer    May 18, 2000
Joseph G. Porter

                                  EXHIBIT INDEX


    Exhibit   Description

    13        2000 Annual Report to Stockholders.

    21        Registrant's Subsidiaries.

    23        Independent Auditors' Consent.

    24        Power of Attorney.  Included on Signature Page 17.