Form 10-Q
period 2000-05-31
EDWARDS A G INC
filed 2000-07-17
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 2000      Commission file number 1-8527


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



At June 30, 2000, there were 82,315,536 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

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
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                          May 31,        February 29,
                                                                           2000               2000
ASSETS
Cash and cash equivalents                                               $  131,046        $  154,487
Cash and government securities, segregated under
  federal and other regulations                                             81,914            86,851
Securities purchased under agreements to resell                             10,577            10,674
Securities borrowed                                                        101,014           278,199
Receivables:
  Customers                                                              4,214,315         3,777,352
  Brokers, dealers and clearing organizations                               14,492            22,529
  Fees, dividends and interest                                              78,974            62,989
Securities inventory, at fair value:
  State and municipal                                                      246,874           240,154
  Government and agencies                                                   36,919            57,943
  Corporate                                                                 49,013           110,311
Investments                                                                129,462           116,307
Property and equipment, at cost, net of accumulated depreciation
  and amortization of $302,371 and $337,602                                378,043           312,942
Deferred income taxes                                                       47,138            75,361
Other assets                                                                32,977            41,488

                                                                        $5,552,758        $5,347,587
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                              $  305,200        $  638,000
Checks payable                                                             211,877           283,602
Securities loaned                                                        1,865,450           637,684
Payables:
  Customers                                                                692,010           946,373
  Brokers, dealers and clearing organizations                              147,680           203,129
Securities sold but not yet purchased, at fair value                        23,380            24,920
Employee compensation and related taxes                                    494,019           740,188
Income taxes                                                                56,088            73,557
Other liabilities                                                           77,975            83,012
     Total Liabilities                                                   3,873,679         3,630,465

Stockholders' Equity:
  Preferred stock, $25 par value:
     Authorized, 4,000,000 shares, none issued
  Common stock, $1 par value:
     Authorized, 550,000,000 shares
     Issued, 96,463,114 shares                                              96,463            96,463

  Additional paid-in capital                                               260,496           253,917

  Retained earnings                                                      1,737,380         1,645,332
                                                                         2,094,339         1,995,712

  Less - Treasury stock, at cost (13,007,976 and 9,254,005 shares)         415,260           278,590
     Total Stockholders' Equity                                          1,679,079         1,717,122

                                                                        $5,552,758        $5,347,587


See Notes to Consolidated Financial Statements.

                                      -1-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months Ended May 31,
                                         2000                1999
REVENUES:
 Commissions                            $411,278           $351,251
 Principal transactions                   79,517             57,863
 Investment banking                       55,186             59,024
 Asset management and service fees       160,995            127,875
 Interest                                 92,971             53,310
 Other                                    10,471              1,813
                                         810,418            651,136
EXPENSES:
 Compensation and benefits               503,791            415,864
 Occupancy and equipment                  40,156             31,861
 Communications                           33,419             27,330
 Floor brokerage and clearance             6,282              5,501
 Interest                                 23,859              2,437
 Other                                    32,186             31,270
                                         639,693            514,263

EARNINGS BEFORE INCOME TAXES             170,725            136,873

INCOME TAXES                              63,440             52,330

NET EARNINGS                            $107,285           $ 84,543

Earnings per share:
 Diluted                                $   1.24           $    .88
 Basic                                  $   1.26           $    .89

Dividends per share                     $   0.16           $   0.15

Average common and common equivalent
 shares outstanding (in thousands):
  Diluted                                 86,288             96,134
  Basic                                   84,871             94,655



See Notes to Consolidated Financial Statements.

                                      -2-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Three Months Ended May 31,
                                                                               2000               1999
Cash Flows from Operating Activities:
   Net earnings                                                        $  107,285         $   84,543
   Noncash and nonoperating items included in earnings                     50,453             19,775
   Change in:
     Segregated cash and government securities                              4,937             (1,252)
     Net securities borrowed and loaned                                 1,404,951            (24,240)
     Net receivable from customers                                       (691,326)          (323,547)
     Net payable to brokers, dealers
      and clearing organizations                                          (47,412)            40,141
     Fees, dividends and interest receivable                              (15,985)           (16,958)
     Net securities inventory                                              74,062            (46,233)
     Other assets and liabilities                                        (342,818)          (135,364)
   Net cash from operating activities                                     544,147           (403,135)

Cash Flows from Investing Activities:
   Purchase of property and equipment                                     (82,553)           (11,961)
   Investments, net                                                        (7,050)            (1,955)
 Net cash from investing activities                                       (89,603)           (13,916)

Cash Flows from Financing Activities:
   Bank loans                                                            (332,800)           475,000
   Employee stock transactions                                             10,630             12,632
   Cash dividends paid                                                    (13,838)           (14,120)
   Purchase of treasury stock                                            (141,977)           (34,541)
 Net cash from financing activities                                      (477,985)           438,971

Net change in Cash and Cash Equivalents                                   (23,441)            21,920
Cash and Cash Equivalents, Beginning of Period                            154,487             99,499
Cash and Cash Equivalents, End of Period                               $  131,046         $  121,419



Income tax payments totaled $47,327 and $13,549 during the three month periods ended May 31, 2000, and 1999, respectively.

Interest payments totaled $15,527 and $1,440 during the three month periods ended May 31, 2000, and 1999, respectively.


See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2000. All adjustments that,in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended May 31, 2000, are not necessarily indicative of the results for the year ending
February 28, 2001. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

STOCKHOLDERS' EQUITY:

Under the stock repurchase program, the Company purchased 3,965,500 shares at an aggregate cost of $141,977 in the first quarter ended May 31, 2000. For the quarter ended May 31, 1999, the Company purchased 1,000,000 shares at an aggregate cost of $34,541.

Comprehensive earnings for the three month periods ended May 31, 2000 and 1999 were equal to the Company's net earnings.

NET CAPITAL REQUIRMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 2000, Edwards' net capital of $979,076 was $897,240 in excess of the minimum requirement.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share:

                                                      Three Months Ended May 31
                                                         2000           1999

Net earnings available to common stockholders          $107,285       $84,543


Shares (in thousands):
  Weighted average shares outstanding                    84,871         94,655
  Dilutive effect of employee stock plans                 1,417          1,479
  Total weighted average diluted shares                  86,288         96,134
Diluted earnings per share                             $   1.24       $   0.88
Basic earnings per share                               $   1.26       $   0.89

ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed as a single business segment, that of providing investment services to its clients through its financial consultants in more than 670 sales offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service for the quarters ended May 31:

                                  2000            1999
Transaction services            $ 556,393      $ 476,707
Asset management services         136,908        110,341
Interest                           92,971         53,310
Other                              24,146         10,778
                                $ 810,418      $ 651,136

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                   THREE MONTHS ENDED MAY 31, 2000 COMPARED TO
                         THREE MONTHS ENDED MAY 31, 1999


Results of Operations

The three months ended May 31, 2000 produced strong revenue growth in nearly every category in spite of some volatility in the equity and debt markets during the period. This volatility was fueled to a certain degree by the Federal Reserve raising the target Federal Funds rate for the sixth time in less than a year in an effort to guard against "future inflation risk". The Dow Jones Industrial Average began the period at 10,128 and rose to a peak of 11,287 in mid-April, only to retreat to 10,522 by the end of the period. The Nasdaq Composite Index began the period at 4,697 but declined to 3,401 by the end of the period. However, investors maintained their overall interest in the equity markets as trading volumes increased 25% and 65% over the prior year on the New York Stock Exchange and Nasdaq, respectively. For the Company, total customer trades increased 36% while the number of branches and financial consultants increased to 678 and 6,853, which represent increases of 5% and 4%, respectively, compared with the same period last year.

Total revenues increased $159 million (24%) to $810 million from $651 million last year. Expenses were $640 million, an increase of $125 million (24%), resulting in an increase in net profit margins to 13.2% this year from 13.0% last year.

Total commission revenue increased $60 million (17%) reflecting increased trading volume and, to a lesser extent, continued expansion of the Company's distribution system. Equity related commissions rose $35 million (15%) and mutual fund commissions rose $17 million (23%). Client demand for equities and equity related mutual funds remained strong due to the combination of a robust economic environment and low inflation.

Principal transaction revenue increased $22 million (37%) primarily as a result of the rise in revenue from sales of equity products reflecting an increase in the number of OTC equity trades resulting from higher volumes in the technology driven Nasdaq market. In addition, the Company acted as a market maker in a greater number of actively-traded, high volume, larger-capitalized securities than in the prior year.

Investment banking revenue decreased slightly, down $4 million (7%). Management fees declined $5 million (42%) primarily due to a decline in the number and size of corporate offerings managed or co-managed this year. Revenue from underwriting debt products declined $2 million (14%). New municipal bond issuance is near a five-year low as state and local governments are finding that strong economic growth has decreased their need to borrow. Corporate equity unit trust revenue increased $9 million (52%) due to continued investor demand for this product. Revenues from underwriting corporate stocks decreased $6 million (32%) due to rising interest rates and an industry-wide decrease in domestic IPO activities this year.

Asset management and service fees increased $33 million (26%). Fees from third-party mutual funds and annuities rose $12 million (16%) reflecting the strong cash flows into funds and annuities and higher market valuations of existing assets. Fees resulting from the administration of client assets under third-party management and from the Company's management services improved $15 million (43%). The average number of these accounts increased 55%, while the average total assets in these programs increased 49%.

Interest revenue increased $40 million (74%). Interest revenue from margin accounts rose $38 million (80%) due to a 54% increase in average margin balances coupled with a rise in the average broker call rate. Interest revenues from securities owned increased $2 million (48%) as a result of higher average inventory.

Other revenue increased $9 million (478%) primarily due to changes in the fair value of several private equity and venture capital fund investments held by the Company.

Compensation and benefits increased $88 million (21%). Commission expense increased $46 million (21%) due to the rise in commissionable revenue. General and administrative salaries increased $18 million (25%), incentive-related compensation rose $19 million (24%) and related benefits increased $5 million (12%) primarily as a result of general increases for existing employees, higher employment and higher Company earnings.

Occupancy and equipment expense and communications expense increased $14 million (24%) as a result of increased business volume, branch and home office expansion and technology related expenditures.

All remaining expenses increased $23 million (59%) primarily due to a $21 million (879%) increase in interest expense. The increase in interest expense is due to increases in stock loans and bank loans used primarily to finance an increase in average customer margin balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets fluctuate in the normal course of business, primarily because of the timing of certain transactions. Customer receivables continued to increase as a result of business expansion and the increased use of margin borrowings by clients. This increase was financed primarily by short-term bank loans and increased securities lending activities. The mix of bank loans and securities lending arrangements fluctuates based on the interest rates available on a day-to-day basis.

The expansion of the Company's headquarters with an additional office building, a learning center and parking garage is progressing as planned. The total costs of these projects are estimated to be $180 million.

During the first quarter, the Company purchased an additional 3.97 million shares under its stock repurchase program at a cost of $142 million. A total of
26.3 million shares have been repurchased under this program since its inception in May 1996.

The principal sources of financing the Company's business are stockholders' equity, cash generated from operations, short-term bank borrowings and securities lending activities. The Company believes it has adequate sources of credit available, if needed, to finance higher trading volumes, branch and headquarters expansion, stock repurchases and other capital expenditures.

RISK MANAGEMENT

No material changes have occurred to the Company's policies, procedures and controls or risk profile.

FORWARD LOOKING STATEMENTS

The Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ from those contemplated. The risks include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation, risk management and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-
Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

                           PART II.  OTHER INFORMATION

Item 1:Legal Proceedings

       There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

Item 4:Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders on June 22, 2000, stockholders approved the following nominations and proposals:

                                                Votes          Votes
Nominations for director:       Votes For      Against       Withheld*
     Charmaine S. Chapman       64,261,360                   2,228,244
     Benjamin F. Edwards, IV    64,291,766                   2,197,838
     Dr. Mark S. Wrighton       64,513,998                   1,975,606

Ratification of auditors        66,071,743     280,507         137,354

A total of 66,489,604 shares were present in person or by proxy at the Annual Meeting.

*Includes abstentions and broker non-votes

Item 6:Exhibits and Reports on Form 8-K

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended May 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   July 14, 2000         /s/ Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   July 14, 2000         /s/ Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer