Form 10-Q
period 2000-08-31
EDWARDS A G INC
filed 2000-10-16
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 2000   Commission file number 1-8527


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



At September 29, 2000, there were 80,884,927 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                               A.G. EDWARDS, INC.

                                      INDEX


                                                          Page

        PART I. FINANCIAL INFORMATION

             Consolidated balance sheets                  1

             Consolidated statements of earnings          2

             Consolidated statements of cash flows        3

             Notes to consolidated financial statements   4-5

             Management's financial discussion            6-8


        PART II.OTHER INFORMATION                         9

                SIGNATURES                                10


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            August 31,   February 29,
ASSETS                                                                          2000           2000

Cash and cash equivalents                                                 $   102,268    $   154,487
Cash and government securities, segregated under
 federal and other regulations                                                 83,690         86,851
Securities purchased under agreements to resell                                13,633         10,674
Securities borrowed                                                            85,858        278,199
Receivables:
 Customers                                                                  3,935,539      3,777,352
 Brokers, dealers and clearing organizations                                   16,970         22,529
 Fees, dividends and interest                                                  85,052         62,989
Securities inventory, at fair value:
 State and municipal                                                          262,696        240,154
 Government and agencies                                                       56,433         57,943
 Corporate                                                                     78,629        110,311
Investments                                                                   198,835        116,307
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $325,945 and $337,602                                    428,017        312,942
Deferred income taxes                                                          53,743         75,361
Other assets                                                                   45,668         41,488

                                                                           $5,447,031     $5,347,587
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans                                                                 $  414,100     $  638,000
Checks payable                                                                225,171        283,602
Securities loaned                                                           1,409,055        637,684
Payables:
 Customers                                                                    867,434        946,373
 Brokers, dealers and clearing organizations                                  109,316        203,129
Securities sold but not yet purchased, at fair value                           37,428         24,920
Employee compensation and related taxes                                       618,034        740,188
Income taxes                                                                   51,207         73,557
Other liabilities                                                              91,171         83,012
  Total Liabilities                                                         3,822,916      3,630,465

Stockholders' Equity:
 Preferred stock, $25 par value:
  Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
  Authorized, 550,000,000 shares
  Issued, 96,463,114 shares                                                    96,463         96,463

 Additional paid-in capital                                                   262,728        253,917

 Retained earnings                                                          1,798,343      1,645,332
                                                                            2,157,534      1,995,712

 Less - Treasury stock, at cost (15,621,508 and 9,254,005 shares)             533,419        278,590
  Total Stockholders' Equity                                                1,624,115      1,717,122

                                                                           $5,447,031     $5,347,587

See Notes to Consolidated Financial Statements.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                  August 31,                    August 31,
                                            2000             1999           2000           1999
REVENUES:
  Commissions                           $325,134       $311,249     $  736,412     $  662,500
  Principal transactions                  74,226         72,440        153,743        130,303
  Investment banking                      41,410         57,063         96,596        116,087
  Asset management and service fees      162,409        133,464        323,404        261,339
  Interest                                96,505         57,780        189,476        111,090
  Other                                   10,250          4,106         20,721          5,919
                                         709,934        636,102      1,520,352      1,287,238
EXPENSES:
  Compensation and benefits              437,343        407,001        941,134        822,865
  Occupancy and equipment                 50,845         33,879         91,001         65,740
  Communications                          34,124         26,527         67,543         53,857
  Floor brokerage and clearance            5,488          5,210         11,770         10,711
  Interest                                29,818          5,743         53,677          8,180
  Other                                   29,578         24,981         61,764         56,251
                                         587,196        503,341      1,226,889      1,017,604

EARNINGS BEFORE INCOME TAXES             122,738        132,761        293,463        269,634

INCOME TAXES                              45,700         50,450        109,140        102,780

NET EARNINGS                            $ 77,038       $ 82,311     $  184,323     $  166,854

Earnings per share:
  Diluted                               $    .93       $    .86     $     2.17     $     1.74
  Basic                                 $    .95       $    .88     $     2.21     $     1.77

Dividends per share                     $    .16       $    .15     $      .32     $      .30

Average common and common equivalent
  shares outstanding (in thousands):
  Diluted                                 83,608         95,245         84,948         95,690
  Basic                                   81,704         93,515         83,287         94,085



See Notes to Consolidated Financial Statements.

                                      -2-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Six Months Ended August 31,
                                                                2000            1999
Cash Flows from Operating Activities:
     Net earnings                                          $ 184,323       $ 166,854
     Noncash and nonoperating items included in earnings      73,703          48,424
     Change in:
      Segregated cash and government securities                3,161          (1,267)
      Net securities borrowed and loaned                      29,601               9
      Net receivable from customers                         (237,126)         73,058
      Net payable to brokers, dealers
       and clearing organizations                            (88,254)       (588,964)
      Fees, dividends and interest receivable                (22,063)        (25,435)
      Net securities inventory                                23,158        (146,578)
      Other assets and liabilities                          (217,752)        (44,901)
     Net cash from operating activities                     (251,249)       (518,800)

Cash Flows from Investing Activities:
     Securities purchased under agreements to resell          (2,959)          7,774
     Purchase of property and equipment                     (157,516)        (40,771)
     Investments                                             (73,721)        (10,463)
  Net cash from investing activities                        (234,196)        (43,460)

Cash Flows from Financing Activities:
     Bank loans                                             (223,900)        535,000
     Securities loaned                                       934,111         156,950
     Employee stock transactions                              16,973          15,513
     Cash dividends paid                                     (27,202)        (28,232)
     Purchase of treasury stock                             (266,756)        (76,982)
  Net cash from financing activities                         433,226         602,249

Net change in Cash and Cash Equivalents                      (52,219)         39,989
Cash and Cash Equivalents, Beginning of Period               154,487          99,499
Cash and Cash Equivalents, End of Period                   $ 102,268       $ 139,488



Income tax payments totaled $101,820 and $54,657 during the six month periods ended August 31, 2000, and 1999, respectively.

Interest payments totaled $47,704 and $6,229 during the six month periods ended
August 31, 2000, and 1999, respectively.

See Notes to Consolidated Financial Statements.

                                      -3-


                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary,
A.G. Edwards & Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2000. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the six months ended August 31, 2000, are not necessarily indicative of the results for the year ending February 28, 2001. Where appropriate, prior year's financial information has been reclassified to conform with the current period presentation.

STOCKHOLDERS' EQUITY:

Under the stock repurchase program, the Company purchased 6,809,500 shares at an aggregate cost of $266,756 during the six month period ended August 31, 2000. For the six month period ended August 31, 1999, the Company purchased 2,483,700 shares at an aggregate cost of $76,982.

Comprehensive earnings for the six month periods ended August 31, 2000 and 1999 were equal to the Company's net earnings.

NET CAPITAL REQUIRMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At August 31, 2000, Edwards' net capital of $904,053 was $823,142 in excess of the minimum requirement.

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share:

                                              Three Months Ended            Six Months Ended
                                                   August 31,                   August 31,
                                             2000          1999            2000           1999
Net earnings available to
  common stockholders                        $77,038    $82,311            $184,323     $166,854


Shares (in thousands):
Weighted average shares outstanding           81,704     93,515              83,287       94,085
Dilutive effect of employee stock plans        1,904      1,730               1,661        1,605
Total weighted average diluted shares         83,608     95,245              84,948       95,690
Diluted earnings per share                   $  0.93    $  0.86            $   2.17     $   1.74
Basic earnings per share                     $  0.95    $  0.88            $   2.21     $   1.77

ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed as a single business segment, that of providing investment services to its clients through its financial consultants in more than 680 sales offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service:

                                    Three Months Ended           Six Months Ended
                                          August 31,                  August 31,
                                    2000        1999             2000           1999
Transaction services             $448,461    $448,091       $1,004,854     $  924,798
Asset management services         142,043     116,874          278,951        227,215
Interest                           96,505      57,780          189,476        111,090
Other                              22,925      13,357           47,071         24,135
                                 $709,934    $636,102       $1,520,352     $1,287,238



                                      -5-

                       A.G. EDWARDS, INC. AND SUBSIDIARIES
                        MANAGEMENT'S FINANCIAL DISCUSSION

                  SIX MONTHS ENDED AUGUST 31, 2000 COMPARED TO
                        SIX MONTHS ENDED AUGUST 31, 1999


Results of Operations

The six months ended August 31, 2000 produced strong revenue gains in nearly every category in spite of some volatility in the equity and debt markets this year. This volatility may have been fueled to a certain degree by the Federal Reserve raising the target Federal Funds rate for the sixth time in less than a year in an effort to guard against "future inflation risk". In addition, the high price of oil, the federal budget surplus and the U.S. Treasury Department's buyback program all contributed to investors' uncertainty and the resulting volatility in the markets. The Dow Jones Industrial Average began the period at 10,128 and ended the period at 11,215 for an increase of 10.7 percent, despite the volatility during the period as the Dow was as low as 9,796 and as high as 11,287. The Nasdaq Composite Index began the period at 4,697 and ended the period at 4,206 for a decline of 10.5 percent. However, at one point the decline was 32.6 percent as the index closed at 3,165 on May 23, 2000.
Investors did not allow the markets' volatility to keep them on the sidelines as trading volumes increased 27% and 59% over the prior year on the New York Stock Exchange and Nasdaq, respectively. For the Company, total customer trades increased 30% while the number of branches and financial consultants increased to 685 and 6,858, which represent increases of 5% and 3%, respectively, compared to last year.

Total revenues increased $233 million (18%) to $1.5 billion from $1.3 billion last year. Expenses were $1.2 billion, an increase of $209 million (21%), resulting in a decrease in net profit margins to 12.1% this year from 13.0% last year.

Total commission revenue increased $74 million (11%) reflecting increased trading volume and, to a lesser extent, continued expansion of the Company's distribution system. Equity related commissions rose $45 million (11%), mutual fund commissions rose $20 million (13%) and insurance commissions rose $9 million (11%). Client demand for equities, equity related mutual funds and variable annuities remained strong due to the combination of a robust economic environment and low inflation.

Principal transaction revenue increased $23 million (18%) primarily as a result of a $31 million (91%) rise in revenue from sales of equity products reflecting an increase in the number of OTC equity trades resulting from higher volumes in the technology-driven Nasdaq market. In addition, the Company acted as a market maker in a greater number of actively-traded, larger-capitalized securities than in the prior year. Revenue from sales of debt products declined $8 million (8%), as bond investors were hesitant to enter the markets due to uncertainty caused by federal and state budget surpluses, the U.S. Treasury Department's buyback program and the Federal Reserve's stance on interest rates.

Investment banking revenue decreased $19 million (17%). Revenue from underwriting corporate stocks decreased $15 million (45%) following an industry-wide decrease in domestic IPO activities this year. Management fees declined
$8 million (36%) primarily due to a decline in the number of corporate offerings managed or co-managed this year. Revenue from underwriting debt products declined $8 million (27%). New municipal bond issuance is near a five-year low as state and local governments are finding that strong economic growth has decreased their need to borrow. Corporate equity unit revenue increased $11 million (32%) due to strong investor demand for equity-based unit trusts.

Asset management and service fees increased $62 million (24%). Fees from third-party mutual funds and annuities rose $22 million (14%) reflecting the strong cash flows into funds and annuities and higher market valuations of existing assets. Fees resulting from the administration of client assets under third-party management and from the Company's management services improved $30 million (43%). The average number of fee-based accounts increased 56%, while the average total assets in these programs increased 49%.

Interest revenue increased $78 million (71%). Interest revenue from margin accounts rose $74 million (74%) due to a 47% increase in average margin balances coupled with a rise in the average broker call rate. Interest revenues from securities owned increased $4 million (49%) as a result of higher average inventory levels.

Other revenue increased $15 million (250%) primarily due to changes in the fair value of several private equity and venture capital fund investments held by the Company.

Compensation and benefits increased $118 million (14%). Commission expense increased $54 million (13%) due to the rise in commissionable revenue. General and administrative salaries increased $39 million (26%), incentive-related compensation rose $17 million (11%) and related benefits increased $8 million (9%) primarily as a result of general increases, higher employment and higher Company earnings.

Occupancy and equipment expense and communication expense increased $39 million (33%) as a result of technology-related expenditures, increased business volume and branch and home office expansion.

All remaining expenses increased $52 million (69%) primarily due to a $45 million (556%) increase in interest expense. The increase in interest expense is due to increases in securities lending and bank loans used to finance the increase in margin balances, capital expenditures and stock repurchases.

                 THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO
                       THREE MONTHS ENDED AUGUST 31, 1999

Net earnings for the quarter ended August 31, 2000 were $77 million on revenues of $710 million compared to net earnings of $82 million on revenues of $636 million for the same period a year ago. The explanation of revenue and expense fluctuations presented for the six-month period are generally applicable to the three months of operations. The increase in revenues was outpaced by a rise in expenses primarily due to higher employment, technology-related expenditures and branch and home office expansion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets fluctuate in the normal course of business, primarily because of the timing of certain transactions. Customer receivables continued to increase as a result of business expansion for the six-month period ended August 31, 2000. This increase was financed primarily with short-term bank loans and increased securities lending activities. The mix of bank loans and securities lending arrangements fluctuates based on the interest rates available on a day-to-day basis.

During the first six months, the Company purchased 6.8 million shares under its stock repurchase program. The cost of these repurchased shares was $267 million. A total of 29.2 million shares have been repurchased since this program began in May 1996.

The principle sources of financing the Company's business are stockholder's equity, cash generated from operations, short-term bank loans and securities lending activities. The Company believes it has adequate sources of credit available, if needed, to finance higher trading volumes, branch and headquarters expansion, stock repurchases and other capital expenditures.

RISK MANAGEMENT

No material changes have occurred to the Company's policies, procedures and controls for risk profile.

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

       Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended August 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   October 16, 2000      /s/Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   October 16, 2000      /s/Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer