Form 10-Q
period 2000-11-30
EDWARDS A G INC
filed 2001-01-16
CIK 718482

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended November 30, 2000   Commission file number 1-8527


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



At December 31, 2000, there were 80,318,765 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

                                A.G. EDWARDS, INC.

                                      INDEX


                                                               Page

        PART I. FINANCIAL INFORMATION

                   Consolidated balance sheets                 1

                   Consolidated statements of earnings         2

                   Consolidated statements of cash flows       3

                   Notes to consolidated financial statements 4-6

                   Management's financial discussion          7-10


        PART II.OTHER INFORMATION                             11

                SIGNATURES                                    12


                               A.G. EDWARDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     November 30,  February 29,
                                                                         2000           2000
ASSETS
Cash and cash equivalents                                             $  109,411     $  154,487
Cash and government securities, segregated under
 federal and other regulations                                            81,876         86,851
Securities purchased under agreements to resell                           12,614         10,674
Securities borrowed                                                      143,635        278,199
Receivables:
 Customers                                                             3,874,495      3,777,352
 Brokers, dealers and clearing organizations                              14,474         22,529
 Fees, dividends and interest                                             65,713         62,989
Securities inventory, at fair value:
 State and municipal                                                     200,965        240,154
 Government and agencies                                                  64,517         57,943
 Corporate                                                                54,590        110,311
Investments                                                              201,448        116,307
Property and equipment, at cost, net of accumulated depreciation
 and amortization of $347,537 and $337,602                               482,713        312,942
Deferred income taxes                                                     75,610         75,361
Other assets                                                              60,091         41,488

                                                                      $5,442,152     $5,347,587
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                                 $  423,500     $  638,000
Checks payable                                                           175,565        283,602
Securities loaned                                                      1,329,199        637,684
Payables:
 Customers                                                               914,015        946,373
 Brokers, dealers and clearing organizations                             139,858        203,129
Securities sold but not yet purchased, at fair value                      22,451         24,920
Employee compensation and related taxes                                  613,954        740,188
Income taxes                                                              52,068         73,557
Other liabilities                                                        112,920         83,012
  Total Liabilities                                                    3,783,530      3,630,465

Stockholders' Equity:
 Preferred stock, $25 par value:
  Authorized, 4,000,000 shares, none issued
 Common stock, $1 par value:
  Authorized, 550,000,000 shares
  Issued, 96,463,114 shares                                               96,463         96,463

 Additional paid-in capital                                              266,609        253,917

 Retained earnings                                                     1,852,618      1,645,332
                                                                       2,215,690      1,995,712

 Less - Treasury stock, at cost (15,262,403 and 9,254,005 shares)        557,068        278,590
  Total Stockholders' Equity                                           1,658,622      1,717,122

                                                                      $5,442,152     $5,347,587

See Notes to Consolidated Financial Statements.

                                       -1-


                               A.G. EDWARDS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                  November 30,                  November 30,
                                             2000           1999           2000           1999
REVENUES:
 Commissions                               $ 299,632      $ 312,914     $1,036,044     $  975,414
 Principal transactions                       60,914         72,817        214,657        203,120
 Investment banking                           36,333         53,568        132,929        169,655
 Asset management and service fees           166,257        132,095        489,661        393,434
 Interest                                     93,652         63,015        283,128        174,105
 Other                                         5,285         80,228         26,006         86,147
                                             662,073        714,637      2,182,425      2,001,875
EXPENSES:
 Compensation and benefits                   402,991        425,590      1,344,125      1,248,455
 Occupancy and equipment                      56,176         36,473        147,177        102,213
 Communications                               35,087         30,842        102,630         84,699
 Floor brokerage and clearance                 5,629          5,155         17,399         15,866
 Interest                                     28,079          6,572         81,756         14,752
 Other                                        44,223         25,873        105,987         82,124
                                             572,185        530,505      1,799,074      1,548,109

EARNINGS BEFORE INCOME TAXES                  89,888        184,132        383,351        453,766

INCOME TAXES                                  32,670         68,830        141,810        171,610


NET EARNINGS                               $  57,218      $ 115,302     $  241,541     $  282,156

Earnings per share:
 Diluted                                   $     .69      $    1.23     $     2.86     $     2.97
 Basic                                     $     .71      $    1.25     $     2.92     $     3.02

Dividends per share                        $     .16      $     .15     $      .48     $      .45

Average common and common equivalent
 shares outstanding (in thousands):
 Diluted                                      83,731         93,847         84,542         95,075
 Basic                                        81,633         92,040         82,736         93,403



See Notes to Consolidated Financial Statements.



                               A.G. EDWARDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Nine Months Ended November 30,
                                                               2000          1999
Cash Flows from Operating Activities:
   Net earnings                                           $  241,541     $  282,156
   Noncash and nonoperating items included in earnings        81,476          9,547
   Change in:
     Segregated cash and government securities                 4,975         (8,920)
     Net securities borrowed and loaned                      (27,285)        20,084
     Net receivable from customers                          (129,501)      (707,995)
     Net payable to brokers, dealers
      and clearing organizations                             (55,216)        90,629
     Fees, dividends and interest receivable                  (2,724)        (8,156)
     Net securities inventory                                 85,867        (95,976)
     Other assets and liabilities                           (269,386)        18,537
   Net cash from operating activities                        (70,253)      (400,094)

Cash Flows from Investing Activities:
   Securities purchased under agreements to resell           (1,940)         11,864
   Purchase of property and equipment                      (237,783)        (71,296)
   Investments                                              (74,946)         (8,113)
 Net cash from investing activities                        (314,669)        (67,545)

Cash Flows from Financing Activities:
   Short-term borrowings                                   (214,500)        566,900
   Securities loaned                                        853,364          86,377
   Employee stock transactions                               82,624          58,321
   Cash dividends paid                                      (40,137)        (42,134)
   Purchase of treasury stock                              (341,505)       (184,430)
 Net cash from financing activities                         339,846         485,034

Net change in Cash and Cash Equivalents                     (45,076)         17,395
Cash and Cash Equivalents, Beginning of Period              154,487          99,499
Cash and Cash Equivalents, End of Period                 $  109,411      $  116,894


Income tax payments totaled $151,503 and $122,507 during the nine month periods ended November 30, 2000, and 1999, respectively.

Interest payments totaled $77,111 and $13,429 during the nine month periods ended November 30, 2000, and 1999, respectively.

See Notes to Consolidated Financial Statements.

                                       -3-


                               A.G. EDWARDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary,
A.G. Edwards & Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2000. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the nine months ended November 30, 2000, are not necessarily indicative of the results for the year ending February 28, 2001. Where appropriate, prior period's financial information has been reclassified to conform with the current period presentation.

EMPLOYEE STOCK PLANS:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 2001, at 85% of market price based on dates specified in the plan. Employees purchased 1,870,983 shares at $32.33 per share in October 2000. Treasury shares were utilized for these transactions.

STOCKHOLDERS' EQUITY:

Under its stock repurchase program, the Company purchased 8,384,200 shares at an aggregate cost of $341,505 during the nine month period ended November 30, 2000. For the nine month period ended November 30, 1999, the Company purchased 6,191,700 shares at an aggregate cost of $184,430.

On December 15, 2000, the Company amended its Shareholders' Rights Plan, among other things, to eliminate the requirement that certain Board actions, including redemption of the rights, be taken only by certain directors; to increase each right's exercise price per share of common stock from $90 to $150; to eliminate the ability of the stockholders under certain circumstances to cause the redemption of the rights, and to permit the Board of Directors to reduce the percentage of outstanding shares which, if acquired, would cause the issuance of the rights from the current 20% to not less than 10%.

Comprehensive earnings for the nine month periods ended November 30, 2000 and 1999 were equal to the Company's net earnings.


                               A.G. EDWARDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

The following table presents the computations of basic and diluted earnings per share:

                                                 Three Months Ended          Nine Months Ended
                                                    November 30,                November 30,
                                                 2000         1999        2000            1999
Net earnings available to
  common stockholders                          $ 57,218     $115,302    $241,541      $ 282,156


Shares (in thousands):
  Weighted average shares outstanding            81,633       92,040      82,736         93,403
  Dilutive effect of employee stock plans         2,098        1,807       1,806          1,672
  Total weighted average diluted shares          83,731       93,847      84,542         95,075
Diluted earnings per share                     $   0.69     $   1.23    $   2.86      $    2.97
Basic earnings per share                       $   0.71     $   1.25    $   2.92      $    3.02

INVESTMENTS:

In November 1999, the Company recognized a gain of $75,236 from the sale of one-half of the Company's investment in a privately held investment management company and the related increase in the carrying value of the remaining investment to its fair value. This investment had been carried on the equity method of accounting, which was discontinued due to the reduction of the Company's ownership and the terms surrounding the remaining investment. The effect of this gain on last year's nine month results was as follows:

                       As            Excluding
                    Reported         Investment        Difference
Revenues            $2,001,875      $ 1,926,639        $ 75,236
Net Earnings        $  282,156      $   246,961        $ 35,195
E.P.S. (diluted)    $     2.97      $      2.60        $   0.37

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of November 30, 2000, Edwards' net capital of $824,834 was $748,066 in excess of the minimum requirement.


                               A.G. EDWARDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

ENTERPRISE WIDE DISCLOSURE:

The Company operates and is managed as a single business segment, that of providing investment services to its clients through its financial consultants in 692 sales offices. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, and the Company's in-house portfolio managers. The Company earns interest revenue principally from financing its clients' margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company's revenue by type of service:

                              Three Months Ended            Nine Months Ended
                              November 30,                     November 30,
                                 2000       1999            2000           1999
Transaction services        $ 404,310     $447,183      $1,409,164     $1,371,981
Asset management services     146,986      114,266         425,937        341,481
Interest                       93,652       63,015         283,128        174,105
Other                          17,125       90,173          64,196        114,308
                            $ 662,073     $714,637      $2,182,425     $2,001,875




                               A.G. EDWARDS, INC.
                        MANAGEMENT'S FINANCIAL DISCUSSION

                 NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO
                       NINE MONTHS ENDED NOVEMBER 30, 1999

General Business Environment

Retail investors endured heavy volatility in the trading markets during the nine months ended November 30, 2000. The Dow Jones Industrial Average (the Dow) began this period at 10,128 and ended at 10,414 for an increase of 3%. However, during the period the Dow closed as high as 11,311 and as low as 9,796. The Nasdaq Composite Index began the period at 4,697 and ended at 2,598 for a decline of 45%. While this decline was precipitous, a closer inspection reveals a decline of 28% for the three months ended May 31, 2000, followed by an increase of 24% for the three months ended August 31, 2000, and finally a decrease of 38% for the three months ended November 30, 2000. Many factors contributed to this volatility including the lofty valuations of many "new economy stocks", uncertainty over the direction of interest rates, inflation concerns fueled by the high price of oil and delay over the outcome of the Presidential election. Investor activity overall was not slowed by the volatility as The New York Stock Exchange and Nasdaq overall trading volumes increased 26% and 58%, respectively, over the same period last year. However, trading volumes did decline late in the period due to uncertainties in the market. For the Company, trades in commission-based accounts increased 12%, while total trades, including trades in fee-based accounts, increased 22%.
The number of branches increased 29 to 692 and the number of financial consultants increased 241 to 6,957 since the end of the same period last year.

Results of Operations

Total revenues increased $181 million (9%) to $2.2 billion from $2.0 billion last year. Expenses were $1.8 billion, an increase of $251 million (16%). Net earnings fell 14% from the prior year and net profit margins declined to 11.1% this year from 14.1% last year. The prior period's results include a $37.6 million realized gain from the disposition in November 1999 of one-half of an investment in a privately held investment management company and a $37.6 million unrealized gain from the recognition of the increased value of the remaining investment. The total gain of $75.2 million, included in other revenue, increased net earnings by $35.2 million. Excluding this one-time gain from the prior period's results, total revenues increased $256 million (13%) and net earnings decreased $5 million (2%). The increase in revenues was outpaced by a rise in expenses primarily due to technology-related expenditures, higher employment and branch and home office expansion.

Total commission revenue increased $61 million (6%) reflecting increased trading volume and, to a lesser extent, continued expansion of the Company's distribution system. Over-the-counter (OTC) equity commissions rose $41 million (20%), mutual fund commissions rose $18 million (8%) and insurance commissions rose $15 million (13%). As a partial offset, listed equity commissions fell $17 million (4%). Client demand for OTC equities, mutual funds and variable annuities remained strong throughout most of the period.

Principal transaction revenue increased $12 million (6%) primarily as a result of a $32 million (55%) rise in revenue from sales of equity products reflecting an increase in the number of OTC equity trades resulting from higher volume in the technology-driven Nasdaq market. In addition, the Company acted as a market maker in a greater number of actively-traded, larger-capitalized securities than in the prior year. Revenue from sales of debt products declined $20 million (14%) due to falling yields for much of this year compared to rising yields in the prior year resulting in a decrease in investor demand for fixed income products. In addition, many bond investors were hesitant to enter the markets due to uncertainty caused by federal and state budget surpluses, the U.S. Treasury Department's buyback program and the Federal Reserve's stance on interest rates.

Investment banking revenue decreased $37 million (22%). Management fees declined $12 million (37%) primarily due to a decline in the number of offerings managed or co-managed this year. Revenue from underwriting debt products declined $14 million (33%). New municipal bond issuance declined as strong economic growth decreased state and local governments need to borrow. Revenue from underwriting corporate stocks decreased $22 million (47%) following an industry-wide decrease in domestic IPO activity this year. As a partial offset to the above declines, corporate equity unit revenue increased $10 million (20%) due to strong investor demand for equity-based unit trusts.

Asset management and service fees increased $96 million (25%). Fees from third-party mutual funds and annuities rose $36 million (16%) reflecting strong cash flows into funds and annuities. Fee-based revenue resulting from the administration of client assets under third-party management and from the Company's management services improved $48 million (44%). The average number of fee-based accounts increased 26,000 (58%) while average total assets in these programs increased $7 billion (47%).

Interest revenue increased $109 million (63%). Interest revenue from margin accounts rose $103 million (65%) due to a 41% increase in average margin debits coupled with a higher average broker call rate. Interest revenues from securities owned increased $6 million (43%) as a result of higher average debt inventory levels combined with higher average interest rates.

Compensation and benefits increased $96 million (8%). Commission expense increased $46 million (7%) due to the rise in commissionable revenue. General and administrative salaries increased $63 million (28%) and related benefits increased $9 million (7%) primarily as a result of general increases and higher employment. Incentive-related compensation fell $23 million (9%) as a result of lower earnings.

Occupancy and equipment expense increased $45 million (44%) and communication expense rose $18 million (21%) primarily due to a $36 million increase in technology-related expenditures and, to a lesser extent, increased business volume and branch and home office expansion.

All remaining expenses increased $92 million (82%) primarily due to a $67 million (454%) increase in interest expense resulting from increases in securities lending and short-term borrowings used to finance the increase in margin balances, capital expenditures and stock repurchases. The remaining increase is primarily as a result of branch and home office expansion and technology-related expenses.

                THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 1999

Net earnings for the quarter ended November 30, 2000 declined $58 million (50%) to $57 million and revenues fell $53 million (7%) to $662 million compared to net earnings of $115 million on revenues of $715 million for the same period a year ago. Excluding the one-time gain from the prior year's three-month period, total revenues increased $23 million (4%) and net earnings decreased $23 million (29%) for the quarter ended November 30, 2000.

Total commission revenue declined $13 million (4%) primarily due to a $19 million (7%) decrease in equity related commissions and mutual fund commissions reflecting lower trade volume in commission-based accounts partially offset by a $6 million (16%) increase in insurance commissions reflecting increased sales of variable annuities. Principal transaction revenue decreased $12 million (16%) reflecting a decrease in investor demand for fixed income products as a result of falling yields on debt products this period.

Compensation and benefits declined $23 million (5%) primarily due to a $39 million (42%) decrease in incentive-related compensation as a result of lower earnings and a $9 million (4%) decrease in commission expense due to lower trade volume partially offset by an increase in general and administrative salaries of $24 million (30%) reflecting higher employment. For the remaining revenue and expense categories, the explanation of fluctuations presented for the nine-month period are generally applicable to the three months of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's assets fluctuate in the normal course of business, primarily because of the timing of certain transactions. The principal sources for financing the Company's business are stockholder's equity, cash generated from operations, short-term borrowings and securities lending activities. The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other capital expenditures.

Short-term borrowings consist of bank loans. The mix of bank loans and securities lending arrangements fluctuates based on the interest rates available on a day-to-day basis.

The Company is expanding its headquarters with an additional office building, learning center and parking garage. The total cost of these projects is estimated to be $215 million. The Company expended $31 million through November 30, 2000 in connection with these projects.

During the first nine months of the fiscal year, the Company purchased 8.4 million shares under its stock repurchase program. The cost of these repurchased shares was $342 million. A total of 31 million shares have been repurchased since this program began in May 1996.

                                 RISK MANAGEMENT

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

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

Item 2:Changes in Securities

       On December 15, 2000, the Company amended its Shareholders' Rights Plan, among other things, to eliminate the requirement that certain Board actions, including redemption of the rights, be taken only by certain directors; to increase each right's exercise price per share of common stock from $90 to $150; to eliminate the ability of the stockholders under certain circumstances to cause the redemption of the rights, and to permit the Board of Directors to reduce the percentage of outstanding shares which, if acquired, would cause the issuance of the rights from the current 20% to not less than 10%.

Item 6:Exhibits and Reports on Form 8-K

       Exhibit 4 Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988 filed as Exhibit 4.5 to Registrants Form 8-A/A on December 19, 2000.

       Exhibit 27 Financial Data Schedule. (This financial data schedule is only required to be submitted with the registrant's Quarterly Report on Form 10-Q as filed electronically to the SEC's EDGAR database.)

       Reports on Form 8-K

       On December 19, 2000, the Company filed Item 5 to Form 8-K related to certain changes in its Shareholder's Rights Plan. A summary of which is included under Item 2 of this Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   A.G. EDWARDS, INC.
                                      (Registrant)



     Date:   January 16, 2001      \s\Benjamin F. Edwards, III
                                   BENJAMIN F. EDWARDS, III
                                   Principal Executive Officer



     Date:   January 16, 2001      \s\Robert L. Proost
                                   ROBERT L. PROOST
                                   Principal Financial Officer