Form 10-K
period 2001-02-28
EDWARDS A G INC
filed 2001-05-29
CIK 718482

Office\Office\html.dot">

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2001	Commission file number 1‑8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE I.R.S. Employer Identification No.: 43‑1288229

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955‑3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NEW YORK STOCK EXCHANGE

RIGHTS TO PURCHASE COMMON STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  X  ] No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X  ]

The aggregate market value of voting stock held by non‑affiliates was approximately $3.3 billion at May 1, 2001.

At May 1, 2001, there were 79,869,916 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Annual Report Fiscal Year 2001 (the "2001 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 21, 2001 (the "Company's 2001 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 19 of this Form 10-K.

PART I

ITEM 1. BUSINESS.

(a) General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the "Company") provide securities and commodities brokerage, asset management, insurance, trust, investment banking and other related financial services to individual, corporate, governmental and institutional clients. At February 28, 2001, the Company had more than 695 offices in 49 states, the District of Columbia, and London, England, and more than 17,000 full-time employees, including more than 7,000 financial consultants.

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

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a FCM and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association (NFA). The A.G. Edwards trust companies (collectively referred to as the Trust Companies), including a federally chartered savings bank, provide investment advisory, portfolio management and trust services. A.G. Edwards  & Sons (U.K.) Limited is a securities broker-dealer located in London, England. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships formed to invest in portfolios of venture capital and buy-out funds and direct investments.

(b) Financial Information About Industry Segments

Information regarding industry segments is set forth in Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements under the caption "Basis of Financial Information" appearing on page 33 of the 2001 Annual Report to Stockholders. Such information is hereby incorporated by reference.

""(c) Narrative Description of Business

Commissions, principal transactions, investment banking, and asset management and service fees were the principal sources of consolidated revenue for the last three fiscal years. The total amount of revenue contributed by these services, including the amount of total revenue by class of products or services that accounted for 10% or more of consolidated revenues, are set forth on page 28 of the 2001 Annual Report to Stockholders under the caption "Consolidated Five-Year Financial Summary." Such information is hereby incorporated by reference.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 46% of total revenue during the last five years. The following briefly describes the Company's sources of commission revenue.

Listed and Over-the-Counter Securities. A significant portion of the Company's revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over‑the‑counter markets. Edwards' brokerage clients are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards' commission rates for brokerage transactions vary with the size and complexity of the transactions, among other factors.

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

Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards' clients' futures transactions are executed and cleared through Clearing. Nearly all transactions in futures contracts are executed with a relatively low margin deposit, usually 3% to 17% of the total contract amount. Consequently, the risk to the client and resulting credit risk assumed by Edwards is substantial, generally greater than on securities transactions. To limit its exposure, Edwards requires its clients to meet minimum net worth requirements and other established credit standards, in addition to the margin deposits. Regulations of some commodity exchanges limit the allowable upward or downward price fluctuations for each commodity on a given day. These restrictions on price fluctuations may preclude purchases or sales necessary to limit losses or realize gains.

As a member of the clearing associations of the principal commodity exchanges, Clearing has potentially significant financial exposure in the event other members default on their obligations to the clearing houses of such exchanges.

Insurance. As agent for several unaffiliated life insurance companies, Edwards distributes life insurance and tax‑deferred annuities. Edwards also provides financial planning services to assist individuals in structuring financial portfolios to achieve their financial goals. In addition, A.G. Edwards Life Insurance Company is licensed to issue life insurance policies under the laws of Missouri, but has not issued any to date.

PRINCIPAL TRANSACTIONS

Client transactions in the equity and fixed income over‑the‑counter markets may be effected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company's consolidated financial statements at fair value and unrealized gains or losses are included in the results of operations. Securities fluctuations may be sudden and sharp as a result of changes in market conditions. To the extent Edwards can correctly anticipate such changes, risks may be reduced by varying inventory levels or by use of hedging strategies.

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts and closed-end mutual funds. Edwards' municipal underwriting activities include areas of specialization in primary and secondary schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on seven major sectors: utilities, technology, healthcare, real estate, financial services, consumer and energy. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as a consultant to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

Although it is generally more profitable to manage or co‑manage an underwriting, as opposed to being a participant, managers generally commit to underwriting a greater portion of the offering than the other members of the underwriting group and consequently, managers assume a greater risk.

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

Clients desiring professional money management are offered three types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Edwards' investment consulting service offers the Private Advisor Service, which provides clients with third-party investment management, performance measurement, management search and related consulting services. The Pathways(SM) Spectrum, Fund Navigator and Fund Advisor investment advisory programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon. In addition, under the Client Choice program, clients can execute transactions and receive ongoing personalized advice from their financial consultant for an annual fee based on the value of their assets held at Edwards.

Edwards offers the UltraAsset Account, Total Asset Account(r) and the Cash Convenience Account, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on uninvested credit balances held in client accounts. In addition, the UltraAsset and Total Asset Accounts allow clients access to their margin and money market accounts through the use of debit cards and checking account services provided by a major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports.

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

A substantial portion of the Company's assets and obligations result from transactions with clients who have provided financial instruments as collateral. The Company manages its risk associated with these transactions through position and credit limits, and the continuous monitoring of collateral. Additional information regarding risks associated with client transactions is set forth in Note 10 (Financial Instruments) of the Notes to Consolidated Financial Statements under the caption "Off-Balance Sheet Risk and Concentration of Credit Risk" appearing on page 38 of the 2001 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A client, borrowing in a margin account, is charged an interest rate based on the broker call loan rate plus up to an additional 2 1/2%, depending on the amount of the client's borrowings during each interest period. Interest earned on these balances represents an important source of revenue for Edwards.

The Company utilizes a variety of sources to finance client margin accounts, including its stockholders' equity, cash received from loans of the clients' collateral securities to other brokers, customer free credit balances, and to the extent permitted by regulations, borrowings from banks, either unsecured or secured by the clients' collateral securities.

PRIVATE CLIENT SERVICES

Edwards' Private Client Services group assists individuals and businesses with a wide range of financial and investment needs. Individual investors can receive tailored asset allocation, tax- and risk-reduction strategies, portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies) and comprehensive estate planning recommendations. Closely-held and publicly-traded business clients can access services for risk management, employee benefit programs (retirement plans and key employee compensation), capital formation and management and ownership succession.

CPI Qualified Plan Consultants, Inc., a wholly owned subsidiary of the Company, provides third-party administration services for employee benefit plans to closely held businesses and corporations.

INVESTMENT ACTIVITIES

The Company's investment activities include, among other things, making investments in equity and equity-related securities in connection with private investment transactions, either for the accounts of private investment funds in which the Company participates or, to a lesser extent, for its own account. These activities include venture capital investments and investments in portfolio and operating companies. The fair value of these investments is subject to a high degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly traded securities..

RESEARCH

Edwards provides both technical market and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, review and analysis of general economic conditions, along with asset allocation recommendations, are also available. These services are provided by Edwards' research analysts, economists and market strategists. Revenues from research activities are derived principally through resulting transactions on an agency or principal basis.

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

The 1999 Gramm-Leach-Bliley Act, which repealed United States Laws that separated commercial banking, investment banking and insurance activities, has increased the number of companies competing for a similar client base, including the client base serviced by the Company. Thus, competition for the investment dollar and for clients has increased from other sources, such as commercial banks, savings institutions, mutual fund management companies, investment advisory companies as well as from other companies offering insurance, real estate, private equity investments, and other investment services both in the United States and globally. In addition, the financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged and different types of financial companies have begun offering a broader array of securities and other investment products. These trends are expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity.

REGULATION

Edwards, as a broker‑dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker‑dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 5 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 36 of the 2001 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Securities and Futures Authority. A.G. Edwards Trust Company FSB, a federal savings bank, is regulated by the Office of Thrift Supervision (OTS), the Federal Deposit Insurance Corporation (FDIC) and by the SEC as an investment advisor. A.G. Edwards Trust Company (Missouri) is regulated by the State of Missouri Division of Finance. A.G. Edwards Life Insurance Company is regulated by the insurance laws of the State of Missouri. A.G. Edwards Capital, Inc. is registered with the SEC as an investment advisor.

ITEM 2. PROPERTIES.

The Company's headquarters are located at One North Jefferson Avenue, St. Louis, Missouri. It consists of several buildings owned by the Company which contain approximately 1,700,000 square feet of general office space, as well as underground and surface parking and a five-story parking garage. The buildings are located on approximately 18 acres of land owned by the Company. In addition, the Company owns four additional office buildings in the St. Louis area, which are used for information technology facilities, contingency planning facilities and a trust company office. The Company is currently expanding its headquarters with the construction of an additional office building, a learning center and a parking garage. The Company owns an additional 22 acres of land adjacent to its headquarters and is using this property principally for this expansion as well as additional employee parking areas.

The Company's branch offices occupy leased premises throughout the United States, as well as an office in London, England. Aggregate annual rental for branch office premises for the year ended February 28, 2001, was $62,883,000.

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

""(b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year

""Covered by This Report.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 2001. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

Name	Age	Office & Title	Year First Appointed Executive Officer of the Company
Robert L. Bagby	57	Chairman of the Board and Chief Executive Officer of the Company and Edwards since March 2001. Vice Chairman of the Board, Executive Vice President and Director of the Branch Division of Edwards prior to March 2001. Employee of Edwards for 26 years. Director of Edwards since 1979.	1991

Benjamin F. Edwards IV	45	Vice Chairman of the Board of the Company and Edwards since 1999. President of the Company and Edwards since March 2001. Executive Vice President and Director of the Sales and Marketing Division of Edwards since 1997. Director of the Investment Banking Division of Edwards from 1999 to 2000. Regional Manager of Edwards from 1995 to 1997. Employee of Edwards for 23 years. Director of Edwards since 1994.	1996

Ronald J. Kessler	53	Vice Chairman of the Board of the Company and Edwards since March 2001. Executive Vice President of Edwards. Director of the Operations Division since 1998. Assistant Director of Operations prior to 1998. Employee of Edwards for 33 years. Director of Edwards since 1989.	1996

Mary V. Atkin	46	Executive Vice President of Edwards. President of A.G. Edwards Technology Group, Inc. since 2001. Director of the Information Technology Division of Edwards from 1999 to 2001. Manager of Corporate Communications of Edwards prior to 1999. Employee of Edwards for 23 years. Director of Edwards since 1993.	1999

Donnis L. Casey	53	Executive Vice President of Edwards. Director of the Staff Division of Edwards since 1996. Assistant Director of the Staff Division of Edwards prior to 1996. Employee of Edwards for 34 years. Director of Edwards since 1993.	1996

Charles J. Galli	60	Senior Vice President of Edwards. Regional Manager since 1988 and Branch Manager. Employee of Edwards for 22 years. Director of Edwards since 1990.	2001

Alfred E. Goldman	67	Executive Vice President, Director of Market Analysis of Edwards. Employee of Edwards for 41 years. Director of Edwards since 1967.	1991

Richard F. Grabish	52	Chairman and Chief Executive Officer of A.G. Edwards Trust Company since March 2001. President of A.G. Edwards Trust Company from 1987 to February 2001. Senior Vice President of Edwards. Assistant Director of Sales and Marketing Division of Edwards. Employee of Edwards for 20 years. Director of Edwards since 1988.	2001

Douglas L. Kelly	52	Vice President and Secretary and, since March 2001, Chief Financial Officer and Treasurer of the Company. Executive Vice President, Secretary, Director of Law and Compliance, and, since March 2001, Chief Financial Officer and Treasurer of Edwards. Employee of Edwards for 7 years. Director of Edwards since 1994.	1994

Thomas H. Martin Jr.	41	Assistant Treasurer of the Company since 1999. Vice President of Edwards. Controller of the Company and Edwards since 1999. Accounting Manager prior to 1999. Employee of Edwards for 20 years.	1999

Paul F. Pautler	56	Executive Vice President of Edwards. Director of Investment Banking since 2000. Director of Corporate Finance since 1999. Managing Director of Mergers and Acquisitions 1997 to 1999. Employee of Edwards for 4 years. Partner at the law firm of Thompson Coburn LLC for 16 years prior to joining Edwards. Director of Edwards since 2000.	2000

Robert A. Pietroburgo	44	Executive Vice President and Director of the Branch Division of Edwards since March 2001. Regional Manager of Edwards from March 2000 to February 2001. Branch Manager of Edwards prior to 2000. Employee of Edwards for 14 years. Director of Edwards since March 2001.	2001

Joseph G. Porter	40	Assistant Treasurer of the Company since 1999. Senior Vice President and Assistant Director of Administration of Edwards since 2000. Principal Accounting Officer of the Company and Edwards since 1999. Accounting Manager prior to 1999. Employee of Edwards for 18 years. Director of Edwards since March 2001.	1999

PART II

TEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS.

The information required by this item is contained in the 2001 Annual Report to Stockholders on page 8 under the caption "Quarterly Financial Information" and on page 49 under the caption "Shareholder Information." Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is contained on page 28 of the 2001 Annual Report to Stockholders under the caption "Consolidated Five-Year Financial Summary." Such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 23 through 27 of the 2001 Annual Report to Stockholders under the caption "Management's Financial Discussion." Such information is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The information required by this item is contained in Management's Financial Discussion under the caption "Risk Management" on page 27 of the 2001 Annual Report to Stockholders. Such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP dated April 18, 2001, and under the caption "Quarterly Financial Information" on page 8 and pages 29 through 39, respectively, of the 2001 Annual Report to Stockholders. Such information is hereby incorporated by reference.

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

ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors ‑ Nominees for Directors" on pages 3 through 6 of the Company's 2001 Proxy Statement and in Part I of this Form 10-K on pages 10 through 12 under the caption "Executive Officers of the Company." Such information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation," "Executive Compensation" and "Performance Graph" on pages 8 through 19 of the Company's 2001 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.

The information required by this item is contained on pages 7 and 8 of the Company's 2001 Proxy Statement under the caption "Ownership of the Company's Common Stock." Such information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 20 of the Company's 2001 Proxy Statement under the caption "Certain Transactions." Such information is hereby incorporated by reference.

PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,

EXHIBITS AND REPORTS ON FORM 8‑K .

		INDEX	PAGE NUMBER
(a)	1.	Financial Statements
		Independent Auditors' Report	(X)
		Consolidated balance sheets	(X)
		Consolidated statements of earnings	(X)
		Consolidated statements of stockholders' equity	(X)
		Consolidated statements of cash flows	(X)
		Notes to consolidated financial statements	(X)

(X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP included on pages 29 through 39 of the Company's 2001 Annual Report to Stockholders, are hereby incorporated by reference.

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

3(i)	Certificate of Incorporation filed as Exhibit 3(i) to the Registrant's Form 10-K for the fiscal year ended February 28, 1993.
3(ii)	By‑laws filed as Exhibit 3(ii) to the Registrant's Form 10-K for the fiscal year ended February 28, 1994.
4(i)	Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.
4(ii)	Reference is made to Article II, Article III Sections 1 and 15, Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By-laws filed as Exhibit 3(ii) to this Form 10-K.
4(iii)	Rights Agreement dated as of December 30, 1988 between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent filed as Exhibit 4 to the Registrant's Form 8-K Report dated December 30, 1988.
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

4(vi)

Amendment No. 3 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4.6 to Registrant's Form 10-K for the fiscal year ended February 28, 1998

4(vii)	Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988 filed as Exhibit 4.7 to Registrant's Form 8 A/A on December 19, 2000.
10	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to this Form 10-K.
11

Computation of per share earnings is set forth in Note 8 (Stockholders' Equity) of the Notes to Consolidated Financial Statements under the caption "Earnings Per Share" appearing on page 37 of the 2001 Annual Report to Stockholders and incorporated herein by reference.

13

The 2001 Annual Report to Stockholders. Except for those portions of pages expressly incorporated by reference, the 2001 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

21	Registrant's Subsidiaries.
23	Independent Auditors' Consent.
24	Power of Attorney

*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.

(Registrant)

Date: May 24, 2001	By /s/ Robert L. Bagby Robert L. Bagby Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY EXHIBIT 24

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bagby, and Douglas L. Kelly and each of them, his true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Bagby Robert L. Bagby	Chairman of the Board, Chief Executive Officer and Director	May 24, 2001

/s/ Benjamin F. Edwards IV Benjamin F. Edwards IV	Vice Chairman of the Board, President and Director	May 24, 2001

/s/ Ronald J. Kessler Ronald J. Kessler	Vice Chairman of the Board and Director	May 24, 2001

/s/ Dr. E. Eugene Carter Dr. E. Eugene Carter	Director	May 24, 2001

/s/ Charmaine S. Chapman Charmaine S. Chapman	Director	May 24, 2001

/s/ Samuel C. Hutchinson Jr. Samuel C. Hutchinson Jr.	Director	May 24, 2001

/s/ Mark S. Wrighton Mark S. Wrighton	Director	May 24, 2001

/s/ Douglas L. Kelly Douglas L. Kelly	Treasurer and Chief Financial Officer	May 24, 2001

/s/ Thomas H. Martin Jr. Thomas H. Martin Jr.	Controller	May 24, 2001

/s/ Joseph G. Porter Joseph G. Porter	Principal Accounting Officer	May 24, 2001

EXHIBIT INDEX

Exhibit	Description

10	1988 Incentive Stock Plan (as amended and restated)

13	2001 Annual Report to Stockholders.

21	Registrant's Subsidiaries.

23	Independent Auditors' Consent.

24	Power of Attorney. Included on Signature Page 18.