Form 10-K/A
period 2001-02-28
EDWARDS A G INC
filed 2001-06-07
CIK 718482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2001	Commission file number 1-8527

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

This Form 10-K/A amends the Company's Form 10-K filed on May 29, 2001, to file as an Exhibit the electronic version of the Annual Report Fiscal 2001 of the Company. The electronic version filed as an Exhibit to the Form 10-K contained a typographical error on page 29, thereof, which is corrected in the electronic version filed as an Exhibit to this Form 10-K/A.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Annual Report Fiscal 2001 (the "2001 Annual Report to Stockholders") filed as an Exhibit to this Form 10-K/A are incorporated by reference into Parts I, II and IV to the Form 10-K filed on May 29, 2001, as amended by this Form 10-K/A. Portions of the company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 21, 2001 (the "Company's 2001 Proxy Statement") are incorporated by reference into Part III of the Form 10-K filed on May 29, 2001, as amended by this Form 10-K/A. Other documents incorporated by reference in this Form 10-K/A are listed in the Exhibit Index of this Form 10-K/A.

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

4(vii)	Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988 filed as Exhibit 4.7 to Registrant's Form 8 A/A on December 19, 2000.
10	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to Form 10-K for the fiscal year ended February 28, 2001.
11

Computation of per share earnings is set forth in Note 8 (Stockholders' Equity) of the Notes to Consolidated Financial Statements under the caption "Earnings Per Share" appearing on page 37 of the 2001 Annual Report to Stockholders and incorporated herein by reference.

13

The 2001 Annual Report to Stockholders. Except for those portions of pages expressly incorporated by reference, the 2001 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K/A.

21	Registrant's Subsidiaries filed as Exhibit 21 to Form 10-K for the fiscal year ended February 28, 2001.
23	Independent Auditors' Consent.
24	Power of Attorney filed as Exhibit 24 to Form 10-K for the fiscal year ended February 28, 2001.

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

A.G. EDWARDS, INC.

(Registrant)

Date: June 6, 2001	By /s/ Robert L. Bagby Robert L. Bagby Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Bagby* Robert L. Bagby	Chairman of the Board, Chief Executive Officer and Director	June 6, 2001

/s/ Benjamin F. Edwards IV* Benjamin F. Edwards IV	Vice Chairman of the Board, President and Director	June 6, 2001

/s/ Ronald J. Kessler* Ronald J. Kessler	Vice Chairman of the Board and Director	June 6, 2001

/s/ Dr. E. Eugene Carter* Dr. E. Eugene Carter	Director	June 6, 2001

/s/ Charmaine S. Chapman* Charmaine S. Chapman	Director	June 6, 2001

/s/ Samuel C. Hutchinson Jr.* Samuel C. Hutchinson Jr.	Director	June 6, 2001

/s/ Mark S. Wrighton* Mark S. Wrighton	Director	June 6, 2001

/s/ Douglas L. Kelly* Douglas L. Kelly	Treasurer and Chief Financial Officer	June 6, 2001

/s/ Thomas H. Martin Jr.* Thomas H. Martin Jr.	Controller	June 6, 2001

/s/ Joseph G. Porter* Joseph G. Porter	Principal Accounting Officer	June 6, 2001

*By /s/ Douglas L. Kelly Name: Douglas L. Kelly Attorney-In-Fact

EXHIBIT INDEX

Exhibit	Description

13	2001 Annual Report to Stockholders.

23	Independent Auditors' Consent.