Form 10-Q
period 2001-05-31
EDWARDS A G INC
filed 2001-07-17
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2001	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue

St. Louis, Missouri  63103

Registrant's telephone number, including area code:  (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

At June 29, 2001, there were 79,868,344 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Consolidated balance sheets	1

	Consolidated statements of earnings	2

	Consolidated statements of cash flows	3

	Notes to consolidated financial statements	4-5

	Management's financial discussion	6-7

PART II.	OTHER INFORMATION	8

	SIGNATURES	9

A.G. EDWARDS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	May 31,	February 28,
ASSETS	2001	2001

Cash and cash equivalents	$ 154,113	$ 116,004
Cash and government securities, segregated under
federal and other regulations	79,569	78,455
Securities purchased under agreements to resell	44,823	17,352
Securities borrowed	83,245	127,328
Receivables:
Customers	2,875,385	3,285,220
Brokers, dealers and clearing organizations	9,916	30,314
Fees, dividends and interest	79,009	70,934
Securities inventory, at fair value:
State and municipal	256,229	188,559
Government and agencies	38,042	41,024
Corporate	152,796	63,733
Investments	242,332	218,003
Property and equipment, at cost, net of accumulated
depreciation and amortization of $384,004 and $362,615	538,129	508,970
Deferred income taxes	64,853	71,017
Other assets	42,693	43,071
	$ 4,661,134	$ 4,859,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ 597,800	$ 319,800
Checks payable	225,690	252,558
Securities loaned	566,049	780,666
Securities sold under agreements to repurchase	45,861	-
Payables:
Customers	822,519	899,091
Brokers, dealers and clearing organizations	161,595	123,084
Securities sold but not yet purchased, at fair value	24,450	31,194
Employee compensation and related taxes	445,701	673,756
Income taxes	41,233	58,871
Other liabilities	78,110	94,620
Total Liabilities	3,009,008	3,233,640
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	283,470	280,094
Retained earnings	1,907,854	1,875,379
	2,287,787	2,251,936
Less - Treasury stock, at cost (16,596,718 and 16,325,828 shares)	635,661	625,592
Total Stockholders' Equity	1,652,126	1,626,344
	$ 4,661,134	$ 4,859,984

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2001	2000
REVENUES:
Commissions	$ 261,555	$ 411,278
Principal transactions	85,336	79,517
Investment banking	45,940	55,186
Asset management and service fees	163,278	160,995
Interest	57,899	92,971
Other	2,812	10,471
Total Revenues	616,820	810,418
Interest expense	11,090	23,859
Net Revenues	605,730	786,559

NON-INTEREST EXPENSES:
Compensation and benefits	403,015	503,791
Communication and technology	63,594	47,969
Occupancy and equipment	34,551	28,401
Marketing and business development	10,718	12,674
Floor brokerage and clearance	5,627	6,282
Other	17,367	16,717
Total Non-Interest Expenses	534,872	615,834

EARNINGS BEFORE INCOME TAXES	70,858	170,725

INCOME TAXES	25,605	63,440

NET EARNINGS	$ 45,253	$ 107,285

Earnings per share:
Diluted	$ 0.56	$ 1.24
Basic	$ 0.57	$ 1.26

Dividends per share	$ 0.16	$ 0.16

Average common and common equivalent
shares outstanding (in thousands):
Diluted	81,071	86,288
Basic	80,210	84,871

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended May 31,
	2001	2000
Cash Flows from Operating Activities:
Net earnings	$ 45,253	$ 107,285
Noncash and nonoperating items included in earnings	32,702	50,453
Change in:
Segregated cash and government securities	(1,114)	4,937
Net securities borrowed and loaned	(32,679)	36,408
Net receivable from customers	333,263	(691,326)
Net payable to brokers, dealers
and clearing organizations	58,909	(47,412)
Fees, dividends and interest receivable	(8,075)	(15,985)
Net securities inventory	(160,495)	74,062
Other assets and liabilities	(275,431)	(342,818)
Net cash from operating activities	(7,667)	(824,396)

Cash Flows from Investing Activities:
Purchase of property and equipment	(50,548)	(82,553)
Investments	(24,694)	(7,050)
Net cash from investing activities	(75,242)	(89,603)

Cash Flows from Financing Activities:
Short-term bank loans	278,000	(332,800)
Securities loaned	(137,855)	1,368,543
Employee stock transactions	4,899	10,630
Cash dividends paid	(12,694)	(13,838)
Purchase of treasury stock	(11,332)	(141,977)
Net cash from financing activities	121,018	890,558

Net Increase (Decrease) in Cash and Cash Equivalents	38,109	(23,441)
Cash and Cash Equivalents, Beginning of Period	116,004	154,487
Cash and Cash Equivalents, End of Period	$ 154,113	$ 131,046

Interest payments totaled $12,417 and $15,527 during the three month periods ended May 31, 2001, and 2000, respectively.

Income tax payments totaled $33,296 and $47,327 during the three month periods ended May 31, 2001, and 2000, respectively.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2001

(Dollars in thousands, except per share amounts)

(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards &  Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2001.  All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements.  The results of operations for the three months ended May 31, 2001, are not necessarily indicative of the results for the year ending February 28, 2002.  Prior period's financial information has been reclassified to conform with the current-period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  This standard replaced SFAS No. 125 of the same name.  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The Company adopted SFAS No. 140 in the fourth quarter of fiscal 2001 for disclosures relating to securitization transactions and collateral.  The remaining provisions of SFAS No. 140 were adopted in the first quarter of fiscal 2002 for transfers and servicing of financial assets and extinguishments of liabilities and did not have a material impact on the Company's consolidated financial statements.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program, the Company purchased 310,000 shares at an aggregate cost of $11,332 in the three month period ended May 31, 2001.  For the three month period ended May 31, 2000, the Company purchased 3,965,500 shares under its May 1996 stock repurchase program, which expired late in fiscal 2001, at an aggregate cost of $141,977.

Comprehensive earnings for the three month periods ended May 31, 2001 and 2000 were equal to the Company's net earnings.

A.G. EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2001

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended May 31,
	2001	2000
Net earnings available to
common stockholders	$ 45,253	$ 107,285

Shares (in thousands):
Weighted average shares outstanding	80,210	84,871
Dilutive effect of employee stock plans	861	1,417
Total weighted average diluted shares	81,071	86,288
Diluted earnings per share	$ 0.56	$ 1.24
Basic earnings per share	$ 0.57	$ 1.26

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC).  This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates.  As of May 31, 2001, Edwards' net capital of $771,954 was $715,120 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans.  Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions.  At May 31, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,854,158 and the fair value of the collateral that had been sold or repledged was $1,470,631.

A.G. EDWARDS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO

THREE MONTHS ENDED MAY 31, 2000

General Business Environment

The three months ended May 31, 2001, produced net revenues and net earnings which reflected the caution of the Company's clients in the current market environment.  The Dow Jones Industrial Average (the Dow) began the period at 10,495 and fell as low as 9,389 then climbed as high as 11,338 before settling to 10,912 at the end of the period, an overall increase of 4%.  The Nasdaq Composite Index changes were more dramatic.  It began the period at 2,152, dropped to 1,639, climbed to 2,316 and ended the period at 2,110, an overall decrease of 2%.  The greatest influence on this volatility was concern about the economy and inflation as evidenced by the Federal Reserve Board's three 1/2% decreases in their target rate.  Overall, investor activity was not adversely affected by the market volatility as the New York Stock Exchange and the Nasdaq trading volumes increased 14% and 21%, respectively.  However, this activity was primarily driven by institutions and did not extend to the Company's retail-based clients.  The Company's total trades, including those in fee-based accounts, decreased 21%, while trades in commission-based accounts decreased 33%.  An increasing number of clients are choosing fee-based alternatives instead of the traditional commission-based trading account.  The number of branches increased 23 to 701 and the number of financial consultants increased 326 to 7,179 over the same period last year.

Results of Operations

Net revenues decreased $181 million (23%) to $606 million from $787 million.  Non-interest expenses were $535 million, a decrease of $81 million (13%).  Net earnings fell 58% and profit margins dropped to 7.5% from 13.6% in the same period last year.

Total commissions decreased $150 million (36%).  Commissions from listed transactions decreased $39 million (25%), over-the-counter equity commissions fell $78 million (68%) and mutual fund commissions dropped $36 million (38%).  This decline reflects the decrease in client trading activity following the record level of activity in the same period last year.  Many of the Company's clients have opted out of the equities markets in favor of debt products or money market funds.  As a partial offset, insurance commissions increased $4 million (8%), due to continued client demand for variable annuities.

Principal transactions revenue increased $6 million (7%), primarily due to a $20 million (48%) increase in sales of debt products.  This was countered by a $14 million (38%) decrease in revenues from equity transactions.  Volatility in the equity markets led many investors to the debt markets.

Investment banking revenues decreased $9 million (17%).  Revenues from the sale of equity units decreased $18 million (72%) as a result of investors' decreased demand for equity and equity-related securities.  Management fees earned from investment banking activities increased $5 million (74%) due to the Company's participation in a larger number of offerings this year as well as an increase in merger and acquisition and consulting engagements.

Asset management and service fees increased $2 million (1%).  Fee-based revenues resulting from the administration of client assets under third-party management and from the Company's management services improved $6 million (13%) as average assets under management increased 10%, primarily due to a 44% increase in the average number of accounts in fee-based programs.  However, transaction-based fees decreased $3 million (37%) as a result of lower client trading activity.

Net interest revenue, interest revenue net of interest expense, decreased $22 million (32%) due to a 30% decrease in average client margin balances, a decrease in the average interest rates charged to client accounts and a related decrease in average bank loans and securities lending activities used to finance client borrowings.

Compensation and benefits decreased $118 million (33%) as commission expense and incentive-related compensation fell a combined $125 million (31%) following decreased commissionable revenues and earnings.  As a partial offset, general and administrative salaries and related benefits increased $17 million (12%) as a result of general increases and higher employment.

Communication and technology expense increased $16 million (33%) as a result of infrastructure upgrades and business expansion.  In addition, the current period included costs associated with the development, operation and maintenance of a new financial consultant workstation, the deployment of which began in the second quarter of the prior year.

All other expenses increased a combined $4 million (7%) primarily as a result of branch and home office expansion.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources for financing the Company's business are stockholders' equity, short-term bank loans and securities lending activities.  The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other capital expenditures.

The Company is expanding its headquarters with an additional office building, learning center and parking garage. The total construction cost of these projects is estimated to be $215 million.  Total expenditures for construction through May 31, 2001 were $51 million.

RISK MANAGEMENT

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

FORWARD LOOKING STATEMENTS

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws.  Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ from those contemplated.  The risks include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes and estimates of capital expenditures.  Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  The Company does not undertake any obligation to publicly update any forward-looking statements.

PART II.  OTHER INFORMATION

Item 1:      Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

Item 4:      Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on June 21, 2001, stockholders approved the following nominations and proposals:

A total of 64,900,403 shares were present in person or by proxy at the Annual Meeting.

	Votes For	Votes Against	Votes Withheld*
Nominations for director:
Robert L. Bagby	63,524,255		1,376,148
Dr. E. Eugene Carter	64,272,379		628,024
Peter B. Madoff	64,063,106		837,297

Ratification of auditors	64,319,820	492,721	87,862

*Includes abstentions and broker non-votes.

Item 6:      Exhibits and Reports on Form 8-K

                 Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ending May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 13, 2001	/s/Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 13, 2001	/s/Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer