Form 10-Q
period 2001-08-31
EDWARDS A G INC
filed 2001-10-15
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2001	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 28, 2001, there were 78,651,914 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Consolidated balance sheets	1

	Consolidated statements of earnings	2

	Consolidated statements of cash flows	3

	Notes to consolidated financial statements	4-5

	Management's financial discussion	6-8

PART II.	OTHER INFORMATION	8

	SIGNATURES	9

A.G. EDWARDS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	August 31,	February 28,
ASSETS	2001	2001

Cash and cash equivalents	$ 109,974	$ 116,004
Cash and government securities, segregated under
federal and other regulations	69,696	78,455
Securities purchased under agreements to resell	59,526	17,352
Securities borrowed	69,087	127,328
Receivables:
Customers	2,786,721	3,285,220
Brokers, dealers and clearing organizations	4,777	30,314
Fees, dividends and interest	95,053	70,934
Securities inventory, at fair value:
State and municipal	260,042	188,559
Government and agencies	63,590	41,024
Corporate	135,312	63,733
Investments	218,910	218,003
Property and equipment, at cost, net of accumulated
depreciation and amortization of $415,288 and $362,615	552,236	508,970
Deferred income taxes	58,307	71,017
Other assets	60,261	43,071
	$ 4,543,492	$ 4,859,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term bank loans	$ 327,500	$ 319,800
Checks payable	224,873	252,558
Securities loaned	565,773	780,666
Securities sold under agreements to repurchase	60,749	-
Payables:
Customers	968,515	899,091
Brokers, dealers and clearing organizations	81,106	123,084
Securities sold but not yet purchased, at fair value	25,140	31,194
Employee compensation and related taxes	507,969	673,756
Income taxes	45,948	58,871
Other liabilities	85,863	94,620
Total Liabilities	2,893,436	3,233,640
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	284,789	280,094
Retained earnings	1,936,196	1,875,379
	2,317,448	2,251,936
Less - Treasury stock, at cost (17,352,118 and 16,325,828 shares)	667,392	625,592
Total Stockholders' Equity	1,650,056	1,626,344
	$ 4,543,492	$ 4,859,984

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2001	2000	2001	2000
REVENUES:
Commissions	$ 225,752	$ 325,134	$ 487,307	$ 736,412
Principal transactions	78,658	74,226	163,994	153,743
Investment banking	84,035	41,410	129,975	96,596
Asset management and service fees	165,577	162,409	328,855	323,404
Interest	48,694	96,505	106,593	189,476
Other	2,662	10,250	5,474	20,721
Total Revenues	605,378	709,934	1,222,198	1,520,352
Interest expense	8,540	29,818	19,630	53,677
Net Revenues	596,838	680,116	1,202,568	1,466,675

NON-INTEREST EXPENSES:
Compensation and benefits	396,111	437,343	799,126	941,134
Communication and technology	72,623	58,504	136,217	106,473
Occupancy and equipment	31,722	26,876	66,273	55,277
Marketing and business development	11,146	12,335	21,864	25,009
Floor brokerage and clearance	5,360	5,488	10,987	11,770
Other	17,812	16,832	35,179	33,549
Total Non-Interest Expenses	534,774	557,378	1,069,646	1,173,212

EARNINGS BEFORE INCOME TAXES	62,064	122,738	132,922	293,463

INCOME TAXES	21,068	45,700	46,673	109,140

NET EARNINGS	$ 40,996	$ 77,038	$ 86,249	$ 184,323

Earnings per share:
Diluted	$ 0.50	$ 0.93	$ 1.06	$ 2.17
Basic	$ 0.51	$ 0.95	$ 1.08	$ 2.21

Dividends per share	$ 0.16	$ 0.16	$ 0.32	$ 0.32

Average common and common equivalent
shares outstanding (in thousands):
Diluted	81,111	83,608	81,091	84,948
Basic	79,770	81,704	79,990	83,287

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended August 31,
	2001	2000
Cash Flows from Operating Activities:
Net earnings	$ 86,249	$ 184,323
Noncash and nonoperating items included in earnings	75,581	73,703
Change in:
Segregated cash and government securities	8,759	3,161
Net securities borrowed and loaned	28,349	29,601
Net receivable from customers	567,923	(237,126)
Net payable to brokers, dealers
and clearing organizations	(16,441)	(88,254)
Fees, dividends and interest receivable	(24,119)	(22,063)
Net securities inventory	(171,682)	23,158
Other assets and liabilities	(223,915)	(220,711)
Net cash from operating activities	330,704	(254,208)

Cash Flows from Investing Activities:
Purchase of property and equipment	(96,958)	(157,516)
Investments	(888)	(73,721)
Net cash from investing activities	(97,846)	(231,237)

Cash Flows from Financing Activities:
Short-term bank loans	7,700	(223,900)
Securities loaned	(185,001)	934,111
Employee stock transactions	6,992	16,973
Cash dividends paid	(25,472)	(27,202)
Purchase of treasury stock	(43,107)	(266,756)
Net cash from financing activities	(238,888)	433,226

Net Decrease in Cash and Cash Equivalents	(6,030)	(52,219)
Cash and Cash Equivalents, Beginning of Period	116,004	154,487
Cash and Cash Equivalents, End of Period	$ 109,974	$ 102,268

Interest payments totaled $22,290 and $47,704 during the six month periods ended August 31, 2001, and 2000, respectively.

Income tax payments totaled $42,908 and $101,820 during the six month periods ended August 31, 2001, and 2000, respectively.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2001

(Dollars in thousands, except per share amounts)

(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the six months ended August 31, 2001, are not necessarily indicative of the results for the year ending February 28, 2002. Prior periods' financial information has been reclassified to conform with the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program, the Company purchased 1,068,400 shares at an aggregate cost of $43,107 during the six month period ended August 31, 2001. For the six month period ended August 31, 2000, the Company purchased 6,809,500 shares under its May 1996 stock repurchase program, which expired late in fiscal 2001, at an aggregate cost of $266,756.

Comprehensive earnings for the six month periods ended August 31, 2001 and 2000 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2001	2000	2001	2000
Net earnings available to
common stockholders	$ 40,996	$ 77,038	$ 86,249	$184,323

Shares (in thousands):
Weighted average shares outstanding	79,770	81,704	79,990	83,287
Dilutive effect of employee
stock plans	1,341	1,904	1,101	1,661

Total weighted average diluted shares	81,111	83,608	81,091	84,948

Diluted earnings per share	$ 0.50	$ 0.93	$ 1.06	$ 2.17

Basic earnings per share	$ 0.51	$ 0.95	$ 1.08	$ 2.21

A.G. EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2001

(Dollars in thousands, except per share amounts)

(Unaudited)

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. As of August 31, 2001, Edwards' net capital of $780,200 was $726,418 in excess of the minimum requirement.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board released SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets are required to be tested at least annually for impairment. The adoption of these standards are not expected to have a material impact on the Company.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At August 31, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,707,299 and the fair value of the collateral that had been sold or repledged was $1,080,348.

SUBSEQUENT EVENT:

Subsequent to the end of the Company's second quarter, the value of securities collateralizing a $37 million margin loan in a client's account declined significantly, leaving the loan partially unsecured. The Company is evaluating its options concerning this account and, given the current circumstances and the volatility of the collateral, has not made an estimate as to its collectibility. This matter, or any related reserve, is not expected to have a material effect on the Company's consolidated financial condition, however, its effect could be material to the consolidated results of operations for the third quarter or future periods until ultimately resolved. The impact of any loss on net earnings and earnings per share will be significantly reduced by its effect on income taxes and the Company's incentive compensation plans.

A.G. EDWARDS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION

SIX MONTHS ENDED AUGUST, 31, 2001 COMPARED

TO SIX MONTHS ENDED AUGUST 31, 2000

General Business Environment

The six months ended August 31, 2001 produced net revenues and net earnings that continued to reflect difficult and volatile market conditions, and reduced retail investor participation in the markets. The Dow Jones Industrial Average began the period at 10,495, and ended the period, in a choppy market, at 9,950, a decrease of 5%. The Nasdaq Composite Index began the period at 2,152, and ended the period at 1,805, a decrease of 16%. The greatest influence on the markets continued to be a concern over the economy. The Federal Reserve Board reduced their target rate from 5.5% to 3.5% through five rate decreases since March 1, 2001. Despite market uncertainty, investor activity was high as overall trading volumes on the New York Stock Exchange and the Nasdaq increased 14% and 15%, respectively. However, this activity did not extend to the Company's retail-based clients. The Company's total trades, including those in fee-based accounts, decreased 16%, while trades in commission-based accounts decreased 28%. The number of clients choosing fee-based alternatives instead of the traditional commission-based trading account continued to increase. The number of branches increased 16 to 701 and the number of financial consultants increased 363 to 7,221 over the same period last year.

Subsequent to the end of the Company's second quarter, terrorist attacks on September 11, 2001 led to the closing of the domestic financial markets. Upon the markets reopening, the popular averages dropped dramatically reflecting investors' fear and concern over the impact that these events will ultimately have on the economy. The full effects of these events on the Company, the industry and the economy are unknown at this time.

Results of Operations

Net revenues decreased $264 million (18%) to $1.2 billion from $1.5 billion. Non-interest expenses were $1.1 billion, a decrease of $104 million (9%). Net earnings fell 53% and profit margins were 7.2% compared to 12.6% in the same period last year.

Total commission revenues decreased $249 million (34%). Commissions from listed transactions decreased $73 million (26%), over-the-counter commissions fell $119 million (66%) and commissions from the sales of mutual funds declined $60 million (35%). These declines reflect the decrease in client activity following the high level of activity in the same period last year. Many of the Company's clients have opted out of the equity markets in favor of debt products or money market funds. As a partial offset, insurance commissions increased $3 million reflecting continued demand for variable annuities.

Principal transaction revenues increased $10 million (7%), primarily due to a $38 million (43%) increase in revenues from the sale of debt products. This was offset by a $27 million (42%) decline in revenue from equity transactions. Many investors were attracted to the debt markets due to the continued volatility in the equity markets.

Investment banking revenues increased $33 million (35%). Revenues from fixed income products increased $20 million (95%) and revenues from the sale of equity products decreased $8 million (13%) as investors have moved to fixed income products due to the volatility in the equity markets. In addition, lower interest rates enticed issuers to refund outstanding debt. Management fees increased $22 million (157%) as the Company engaged in more transactions this year over the prior year as well as experienced an increase in merger and acquisition activities and consulting arrangements.

Interest revenue net of interest expense decreased $49 million (36%) due to a 31% decline in average client margin balances and a decrease in average interest rates charged on these margin balances. This was partially offset by a related decrease in average bank loans and securities lending activities used to finance client borrowings.

Other revenues decreased $15 million (74%) primarily due to the impact of the markets on venture capital and other investments.

Compensation and benefits decreased $142 million (15%). Commission expense and incentive-related compensation declined a combined $171 million (26%) following decreased commissionable revenue and earnings. General and administrative salaries and related benefits increased $29 million (10%) as a result of general increases and higher employment.

Communication and technology expenses increased $30 million (28%) as a result of infrastructure upgrades, and costs associated with the development, operation and maintenance of a new financial consultant workstation, which began to be deployed in the second quarter of last year.

All other non-interest expenses increased a combined $9 million (7%) primarily as a result of increased occupancy costs.

The Company's effective income tax rate decreased to 35.1% from 37.2% for the same period last year. This reduction is due mainly to a decrease in the Company's state income tax rate, various tax credits and an increase in municipal interest income relative to decreased net earnings.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO
THREE MONTHS ENDED AUGUST 31, 2000

Net earnings for the quarter ended August 31, 2001 were $41 million on net revenues of $597 million compared to net earnings of $77 million on net revenues of $680 million for the same period last year. The explanation for revenue and expense fluctuations presented for the six month period are generally applicable to the three months of operations.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources for financing the Company's business are stockholders' equity, short-term bank loans and securities lending activities. The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other capital expenditures.

The Company is expanding its headquarters with an additional office building, learning center and parking garage. The total construction cost of these projects is estimated to be $215 million. Total expenditures for construction through August 31, 2001 were $69 million.

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

Item 6:      Exhibits and Reports on Form 8-K

                 Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ending August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	October 12, 2001	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 12, 2001	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer