Form 10-Q
period 2001-11-30
EDWARDS A G INC
filed 2002-01-11
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2001	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue
St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At December 31, 2001, there were 79,778,073 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Consolidated balance sheets	1
	Consolidated statements of earnings	2
	Consolidated statements of cash flows	3
	Notes to consolidated financial statements	4-6
	Management's financial discussion	7-9

PART II.	OTHER INFORMATION	10
	SIGNATURES	11

A.G. EDWARDS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	November 30,	February 28,
ASSETS	2001	2001
Cash and cash equivalents	$ 112,018	$ 116,004
Cash and government securities, segregated under
federal and other regulations	99,428	78,455
Securities purchased under agreements to resell	54,964	17,352
Securities borrowed	105,052	127,328
Receivables:
Customers, less allowance for doubtful
accounts of $31,374 and $10,697	2,431,144	3,285,220
Brokers, dealers and clearing organizations	18,160	30,314
Fees, dividends and interest	76,731	70,934
Securities inventory, at fair value:
State and municipal	313,641	188,559
Government and agencies	76,417	41,024
Corporate	111,991	63,733
Investments	217,433	218,003
Property and equipment, at cost, net of accumulated
depreciation and amortization of $446,951 and $362,615	556,563	508,970
Deferred income taxes	59,294	71,017
Other assets	60,228	43,071
	$ 4,293,064	$4,859,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ 292,900	$ 319,800
Checks payable	255,963	252,558
Securities loaned	241,476	780,666
Securities sold under agreements to repurchase	86,661	-
Payables:
Customers	1,025,986	899,091
Brokers, dealers and clearing organizations	64,045	123,084
Securities sold but not yet purchased, at fair value	23,778	31,194
Employee compensation and related taxes	511,463	673,756
Income taxes	35,482	58,871
Other liabilities	85,884	94,620
Total Liabilities	2,623,638	3,233,640
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	283,416	280,094
Retained earnings	1,945,668	1,875,379
	2,325,547	2,251,936
Less - Treasury stock, at cost (16,703,353 and 16,325,828 shares)	656,121	625,592
Total Stockholders' Equity	1,669,426	1,626,344
	$ 4,293,064	$ 4,859,984

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2001	2000	2001	2000
REVENUES:
Commissions	$ 221,723	$ 299,632	$ 709,030	$1,036,044
Principal transactions	71,279	60,914	235,273	214,657
Investment banking	67,717	36,333	197,692	132,929
Asset management and service fees	164,017	166,257	492,872	489,661
Interest	35,811	93,652	142,404	283,128
Other	(890)	5,285	4,584	26,006
Total Revenues	559,657	662,073	1,781,855	2,182,425
Interest expense	3,804	28,079	23,434	81,756
Net Revenues	555,853	633,994	1,758,421	2,100,669

NON-INTEREST EXPENSES:
Compensation and benefits	363,227	402,991	1,162,353	1,344,125
Communication and technology	82,318	63,014	218,535	169,487
Occupancy and equipment	33,211	33,457	99,484	88,734
Marketing and business development	10,314	14,002	32,178	39,011
Floor brokerage and clearance	4,703	5,629	15,690	17,399
Other	37,686	25,013	72,865	58,562
Total Non-Interest Expenses	531,459	544,106	1,601,105	1,717,318

EARNINGS BEFORE INCOME TAXES	24,394	89,888	157,316	383,351

INCOME TAXES	2,160	32,670	48,833	141,810

NET EARNINGS	$ 22,234	$ 57,218	$ 108,483	$ 241,541

Earnings per share:
Diluted	$ 0.28	$ 0.69	$ 1.34	$ 2.86
Basic	$ 0.28	$ 0.71	$ 1.36	$ 2.92

Dividends per share	$ 0.16	$ 0.16	$ 0.48	$ 0.48

Average common and common equivalent
shares outstanding (in thousands):
Diluted	80,956	83,731	81,070	84,542
Basic	79,672	81,633	79,884	82,736

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2001	2000
Cash Flows from Operating Activities:
Net earnings	$ 108,483	$ 241,541
Noncash and nonoperating items included in earnings	137,774	87,639
Change in:
Segregated cash and government securities	(20,973)	4,975
Net securities borrowed and loaned	(49,586)	(27,285)
Net receivable from customers	960,294	(135,664)
Net payable to brokers, dealers
and clearing organizations	(46,885)	(55,216)
Fees, dividends and interest receivable	(5,797)	(2,724)
Net securities inventory	(216,149)	85,867
Other assets and liabilities	(173,921)	(271,326)
Net cash from operating activities	693,240	(72,193)

Cash Flows from Investing Activities:
Purchase of property and equipment	(136,119)	(237,783)
Investments	(2,947)	(74,946)
Net cash from investing activities	(139,066)	(312,729)

Cash Flows from Financing Activities:
Short-term bank loans	(26,900)	(214,500)
Securities loaned	(467,328)	853,364
Employee stock transactions	59,330	82,624
Cash dividends paid	(38,125)	(40,137)
Purchase of treasury stock	(85,137)	(341,505)
Net cash from financing activities	(558,160)	339,846

Net Decrease in Cash and Cash Equivalents	(3,986)	(45,076)
Cash and Cash Equivalents, Beginning of Period	116,004	154,487
Cash and Cash Equivalents, End of Period	$ 112,018	$ 109,411

Interest payments totaled $28,492 and $77,111 during the nine month periods ended November 30, 2001, and 2000, respectively.

Income tax payments totaled $55,475 and $151,503 during the nine month periods ended November 30, 2001, and 2000, respectively.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements include the accounts of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), and are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the nine months ended November 30, 2001, are not necessarily indicative of the results for the year ending February 28, 2002. Prior periods' financial information has been reclassified to conform with the current-period presentation.

EMPLOYEE STOCK PLANS:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 2002, at 85% of market price based on dates specified in the plan. Employees purchased 1,708,788 shares at $29.58 per share in October 2001. Treasury shares were utilized for these transactions.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program, the Company purchased 2,164,900 shares at an aggregate cost of $85,137 during the nine month period ended November 30, 2001. For the nine month period ended November 30, 2000, the Company purchased 8,384,200 shares under its May 1996 stock repurchase program, which expired late in fiscal 2001, at an aggregate cost of $341,505.

Comprehensive earnings for the nine month periods ended November 30, 2001 and 2000 were equal to the Company's net earnings.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2001	2000	2001	2000
Net earnings available to
common stockholders	$ 22,234	$ 57,218	$108,483	$241,541

Shares (in thousands):
Weighted average shares outstanding	79,672	81,633	79,884	82,736
Dilutive effect of employee stock plans	1,284	2,098	1,186	1,806
Total weighted average diluted shares	80,956	83,731	81,070	84,542
Diluted earnings per share	$ 0.28	$ 0.69	$ 1.34	$ 2.86
Basic earnings per share	$ 0.28	$ 0.71	$ 1.36	$ 2.92

PARTIALLY UNSECURED MARGIN LOAN:

The results of operations for the third quarter and nine months ended November 30, 2001 include the effects of a $20 million reserve against a $37 million partially unsecured margin loan. Among other things, this estimate was based upon: the number of shares, trading volume, price volatility and issuer of the underlying collateral securing the loan. The Company is evaluating its alternatives concerning the margin loan and continues to pursue its collection efforts. Due to the facts and circumstances surrounding the margin loan and underlying collateral, the Company's estimate regarding collectibility may be susceptible to significant fluctuations in the near term. The $20 million reserve reduced net earnings by $12.6 million and decreased diluted earnings per share by $0.16 after the effect of income taxes. The Company's retirement and profit sharing plan and other employee compensation plan accruals have not and will not be affected by this reserve.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 2001, Edwards' net capital of $741,964 was $692,134 in excess of the minimum requirement.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,376,112 and the fair value of the collateral that had been sold or repledged was $758,695.

RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for the Company's consolidated financial statements beginning in fiscal year 2003. The adoption of this standard is not expected to have a material impact on the Company.

A.G. EDWARDS, INC.
MANAGEMENT'S FINANCIAL DISCUSSION

NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED
TO NINE MONTHS ENDED NOVEMBER 30, 2000

General Business Environment

The nine months ended November 30, 2001 produced lower net revenues and net earnings that reflected the challenging market conditions, reduced investor participation and the effects of the events of September 11th. The Dow Jones Industrial Average (the "Dow") began the period at 10,495, and ended the period at 9,852, an overall decrease of 6%. The Nasdaq Composite Index began the period at 2,152, and ended the period at 1,931, a decrease of 10%. The greatest influences on this volatility continued to be concerns over the economy and inflation. The Federal Reserve Board reduced their target rate from 5.5% to 2.0% through eight rate decreases during the period. The events of September 11th led to the closing of the financial markets for several days in September. Upon their reopening, the popular averages dropped dramatically in heavy trading volume reflecting investor concerns with the Dow decreasing 14% from 9,605 on September 10th to a low of 8,236 on September 21st. Despite the market uncertainty and volatility, investor activity during the nine month period was high as overall trading volumes on the New York Stock Exchange and the Nasdaq increased 13% and 9%, respectively, over the same period last year. However, this activity did not extend to the Company's retail-based clients. The Company's total trades, including those in fee-based accounts, decreased 11%, while trades in commission-based accounts decreased 21%. The number of clients choosing fee-based alternatives instead of the traditional commission-based trading account continued to increase. The number of branches increased 13 to 705 and the number of financial consultants increased 360 to 7,317 over the same period last year.

Results of Operations

Net revenues decreased $342 million (16%) to $1.8 billion from $2.1 billion. Non-interest expenses were $1.6 billion, a decrease of $116 million (7%). Net earnings fell 55% and the profit margin was 6.2% compared to 11.5% in the same period last year. Both non-interest expenses and net earnings reflect a $20 million reserve against a large margin loan.

Total commission revenues decreased $327 million (32%). Commissions from listed transactions decreased $92 million (22%), over-the-counter commissions were down $158 million (65%) and commissions from the sale of mutual funds declined $75 million (32%). These declines reflect investor sentiment as many of the Company's clients have opted out of the equity markets in favor of debt products or money funds. Average client assets in money funds increased $4 billion (19%) over the same period last year.

Principal transaction revenues increased $21 million (10%) primarily due to a $54 million (43%) increase in revenues from the sale of debt products. This was offset by a $34 million (38%) decline in revenue from equity transactions. Lower inflation, a weak economy, easier Federal Reserve policy and investor aversion to risk combined to make debt products an attractive investment relative to equities.

Investment banking revenues increased $65 million (49%). Revenues from fixed income products increased $40 million (140%) while revenues from the sale of equity products decreased $10 million (12%) as investors moved to fixed income products. Management fees increased $35 million (175%) as the number of engagements increased this year over the prior year. Additionally, the lower interest rate environment encouraged issuers to refund their outstanding debt.

Asset management and service fees increased $3 million (1%). Fees received from money funds increased $15 million (20%) due to an increase in average client assets in money funds. Fees from third-party mutual funds decreased $11 million (7%) due to smaller client balances in mutual funds reflecting the recent market conditions.

Interest revenue net of interest expense declined $82 million (41%) primarily due to a 33% decrease in average client margin balances coupled with a decrease in the average interest rates charged on these margin balances. This was partially offset by a related decrease in average bank loans and securities lending activities used to finance client borrowings.

Other revenues decreased $21 million (82%) primarily due to the impact of the markets on venture capital and other investments.

Compensation and benefits decreased $182 million (14%). Commission expense and incentive-related compensation declined a combined $212 million (23%) as commissionable revenues and net earnings have declined. General and administrative salaries and benefits were up $30 million (7%) as a result of general salary increases, higher employment and a $13 million (32%) increase in medical benefits as the cost of medical insurance increased substantially this period over the same period last year.

Communication and technology expenses increased $49 million (29%) as a result of infrastructure upgrades, and costs associated with the development, operation and maintenance of a new financial consultant workstation, which began to be deployed in the second quarter of last year.

Other non-interest expenses increased $17 million (8%) primarily resulting from the establishment of a $20 million reserve against a $37 million partially unsecured margin loan.

The Company's expected effective income tax rate for the fiscal year is 31% compared to 37% last year. This decrease is primarily attributable to a favorable reduction in state taxes due to corporate structure changes and the recent resolution of other matters. The cumulative change in the year-to-date tax rate resulted in an abnormally low tax rate for the current quarter.

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED
TO THREE MONTHS ENDED NOVEMBER 30, 2000

Net earnings for the quarter ended November 30, 2001 were $22 million on net revenues of $556 million compared to net earnings of $57 million on net revenues of $634 million for the same period last year. The explanation for revenue and expense fluctuations presented for the nine month period are generally applicable to the three months of operations.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources for financing the Company's business are stockholders' equity, short-term bank loans and securities lending activities. The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other capital expenditures.

The Company completed construction of a parking garage at a cost of $24 million. The Company is expanding its headquarters with an additional office building and learning center. The total cost of this project is estimated to be $195 million. Total expenditures for construction on this project were $67 million through November 30, 2001.

On December 20, 2001, the Company announced a number of expense reduction strategies. While details of these efforts to reduce the Company's overall fixed costs are still being developed, they will include workforce reductions, the evaluation and disposition of certain real estate holdings and the adherence to ongoing cost-containment measures. Additionally, consideration of most salary increases will be deferred until at least the middle of the Company's next fiscal year. The financial impact of these measures is not yet known.

Job reductions will be achieved through a combination of voluntary retirements, attrition and additional workforce reductions. These changes will not affect branch personnel. The goal is to reduce non-branch salary expense by approximately 8%, an estimated $21 million on an annual basis.

RISK MANAGEMENT

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

FORWARD LOOKING STATEMENTS

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ from those contemplated. The risks include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes, implementation and effects of expense reduction strategies and estimates of capital expenditures. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART II. OTHER INFORMATION

Item 1:      Legal Proceedings

                 There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

Item 6:      Exhibits and Reports on Form 8-K

                 Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ending November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 14, 2002	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 14, 2002	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer