Form 10-K
period 2002-02-28
EDWARDS A G INC
filed 2002-05-29
CIK 718482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2002                                                Commission file number 1-8527

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X  ]

The aggregate market value of voting stock held by non-affiliates was approximately $3.3 billion at May 1, 2002.

At May 1, 2002 there were 80,615,621 shares of A.G. Edwards, Inc. Common Stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Annual Report Fiscal Year 2002 (the "2002 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV hereof. Portions of the Company's Proxy Statement filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held June 20, 2002 (the "Company's 2002 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index beginning on page 19 of this Form 10-K.

	A.G. EDWARDS, INC.

	TABLE OF CONTENTS
		Page
Part I

Item 1	Business	2-7
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Submissions of Matters to a Vote of Security Holders Matters	7-10

Part II

Item 5	Market for Registrant's Common Equity and Related Stockholder	11
Item 6	Selected Financial Data	11
Item 7	Management's Discussions and Analysis of Financial Condition
	and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	11
Item 8	Financial Statements and Supplementary Data	11
Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	11

Part III

Item 10	Directors and Executive Officers of the Registrant	12
Item 11	Executive Compensation	12
Item 12	Security Ownership of Certain Beneficial Owners and Management	12
Item 13	Certain Relationships and Related Transactions	12

Part IV

Item 14	Financial Statements, Financial Statement Schedules, Exhibits and Reports
	on Form 8-K	13-14

PART I

ITEM 1. BUSINESS.

(a) General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the "Company") provide securities and commodities brokerage, investment banking, trust, asset management, retirement planning and insurance products and other related financial services to individual, corporate, governmental and institutional clients. At February 28, 2002, the Company had more than 700 offices in 49 states, the District of Columbia, and London, England, and more than 16,700 full-time employees, including approximately 7,400 financial consultants providing services for approximately 3,420,000 clients.

Edwards' business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards' business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). Additionally, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant (FCM).

AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a FCM and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association (NFA). A.G. Edwards Trust Company FSB (Trust Company) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. A. G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships formed to invest in portfolios of venture capital and buy-out funds, and direct investments. A.G. Edwards Technology Group, Inc., formed on March 1, 2001, provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company formed on November 20, 2001 to centralize risk management and provide access to reinsurance markets.

(b) Financial Information About Industry Segments

The Company operates and is managed as a single business segment providing investment services to its clients. These services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients. The Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment.

(c) Narrative Description of Business

The total amount of revenue by class of products or services that accounted for 10% or more of consolidated net revenues, are set forth on page 18 of the 2002 Annual Report to Stockholders under the caption "Consolidated Five-Year Summary." Such information is hereby incorporated by reference.

COMMISSIONS

Commission revenue represents the most significant source of revenue for the Company, accounting for more than 40% of total revenue during the last five years. The following briefly describes the Company's sources of commission revenue.

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

Insurance. As agent for several unaffiliated life insurance companies, Edwards distributes life insurance and tax-deferred annuities. Edwards also provides financial planning services to assist individuals in structuring financial portfolios to achieve their financial goals.

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

Edwards, through the Trust Company, provides its clients with personal trust, employee benefit trust and custodial trust services. Within the last two years, the Company streamlined its trust services by merging four state chartered trust institutions into A.G. Edwards Trust Company FSB, a federally chartered savings bank subsidiary.

Clients desiring professional money management are offered three types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client's investment objectives. Edwards' investment consulting service offers the Private Advisor Service and Select Advisor, which provide clients with third-party investment management, performance measurement, management search and related consulting services. The PathwaysSM, Spectrum, Cyclical Asset Allocation Portfolio, Professional Fund Advisor (formerly known as Fund Navigator) and Fund Advisor investment advisory programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon. In addition, under the Client Choice program, clients can execute transactions and receive ongoing personalized advice from their financial consultant for an annual fee based on the value of their assets held at Edwards.

Edwards offers the UltraAsset Account, Total Asset Account® and the Cash Convenience Account, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on uninvested credit balances held in client accounts. In addition, the UltraAsset and Total Asset Accounts allow clients access to their margin and money market accounts through the use of debit cards and checking account services provided by a major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports.

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

INVESTMENT BANKING

Edwards is an underwriter of corporate and municipal securities, certificates of deposit, as well as corporate and municipal unit investment trusts and closed-end mutual funds. Edwards' municipal underwriting activities include areas of specialization in primary and secondary schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on three industry groups: financial institutions and real estate, energy and emerging growth. As an underwriter, usually in conjunction with other broker-dealers and financial institutions, Edwards purchases securities for resale to its clients. Edwards acts as an advisor to corporations and municipal entities in planning their capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

INVESTMENT ACTIVITIES

The Company's investment activities primarily include investing in equity and equity-related securities in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships or, for its own account. These activities include mutual fund investments, venture capital investments, and investments in portfolio and operating companies. A.G. Edwards Capital, Inc is general partner to the Company-sponsored private equity partnerships and provides them with investment advisory and administrative services. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly traded securities.

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

In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally, creating increased competition for a similar client base, including the client base served by the Company. The financial services industry continues to experience consolidation and convergence as financial institutions offering a range of financial services have begun offering a broader array of securities and other investment products. These trends are expected to continue and could result in the Company's competitors acquiring greater capital and other resources, as well as a broader range of products and services, and geographic diversity.

REGULATION

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws which specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of Company to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients' funds resulting from securities and commodities transactions and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension of individual employees or their supervisors, termination of employees, limitations on certain aspects of Edwards' and Clearing's regulated businesses, as well as censures and fines, or proceedings of a civil or criminal nature which could result in a temporary or permanent suspension of a part or all of Edwards' and Clearing's activities. Information regarding regulatory minimum net capital is set forth in Note 7 of the Notes to Consolidated Financial Statements under the caption "Net Capital Requirements" appearing on page 28 of the 2002 Annual Report to Stockholders. Such information is hereby incorporated by reference.

A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Financial Services Authority. A.G. Edwards Trust Company FSB, a federal savings bank, is regulated by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and by the SEC as an investment advisor. A.G. Edwards Capital, Inc. is registered with the SEC as an investment advisor. Beaumont Insurance Company is regulated by the Vermont Department of Banking, Insurance, Securities and Health Care Administration.

ITEM 2. PROPERTIES.

The Company's headquarters are located at One North Jefferson Avenue, St. Louis, Missouri. It consists of several buildings owned by the Company, which contain approximately 1,800,000 square feet of general office space, as well as underground and surface parking and two parking garages. In addition, the Company owns four additional office buildings in the St. Louis area, which are used for information technology and contingency planning facilities. The Company plans to sell two of these buildings. The Company is currently expanding its headquarters with an additional office building and learning center of approximately 1,000,000 square feet. The Company's branch offices occupy leased premises throughout the United States, as well as an office in London, England.

ITEM 3. LEGAL PROCEEDINGS.

                        (a) Litigation

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiff will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company's liability are the loss and damages sought by the plaintiff, the merits of the claim, the total cost of defending the litigation and the likelihood of a successful defense against the claim, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

                        (b) Proceedings Terminated during the Fourth Quarter of the Fiscal Year Covered by This Report.

                              Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 2002. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.
Name	Age	Office and Title	Year First Appointed Executive Officer of the Company

Robert L. Bagby	58	Chairman of the Board and Chief Executive Officer of the Company and Edwards since March 2001. Vice Chairman of the Board, Executive Vice President and Director of the Branch Division of Edwards prior to March 2001. Employee of Edwards for 27 years. Director of Edwards since 1979.	1991

Benjamin F. Edwards IV	46	Vice Chairman of the Board of the Company and Edwards since 1999. President of the Company and Edwards since March 2001. Executive Vice President and Director of the Sales and Marketing Division of Edwards since 1997. Director of the Investment Banking Division of Edwards from 1999 to 2000. Regional Manager of Edwards from 1995 to 1997. Employee of Edwards for 24 years. Director of Edwards since 1994.	1996

Ronald J. Kessler	54	Vice Chairman of the Board of the Company and Edwards since March 2001. Executive Vice President of Edwards. Director of the Operations Division since 1998. Assistant Director of Operations prior to 1998. Employee of Edwards for 34 years. Director of Edwards since 1989.	1996

Mary V. Atkin	47	Executive Vice President of Edwards. President of A.G. Edwards Technology Group, Inc. since March 2001. Director of the Information Technology Division of Edwards from 1999 to 2001. Manager of Corporate Communications of Edwards prior to 1999 Employee of Edwards for 24 years. Director of Edwards since 1993.	1999

Donnis L. Casey	54	Executive Vice President of Edwards. Director of the Staff Division of Edwards since 1996. Employee of Edwards for 35 years. Director of Edwards since 1993.	1996

Charles J. Galli	61	Senior Vice President of Edwards. Regional Manager since 1988 and Branch Manager. Employee of Edwards for 22 years. Director of Edwards since 1990.	2001

Alfred E. Goldman	68	Executive Vice President, Director of Market Analysis of Edwards. Employee of Edwards for 42 years. Director of Edwards since 1967.	1991

Richard F. Grabish	53	Chairman and Chief Executive Officer of A.G. Edwards Trust Company since March 2001. President of A.G. Edwards Trust Company from 1987 to 2001. Senior Vice President of Edwards. Assistant Director of Sales and Marketing Division of Edwards. Employee of Edwards for 21 years. Director of Edwards since 1988.	2001

Douglas L. Kelly	53	Vice President, Secretary and, since 2001, Chief Financial Officer and Treasurer of the Company. Executive Vice President, Secretary, Director of Law and Compliance, Chief Financial Officer, Treasurer and Director of Administration of Edwards. Employee of Edwards for 8 years. Director of Edwards since 1994.	1994

Thomas H. Martin Jr.	42	Assistant Treasurer of the Company since 1999. Vice President of Edwards. Controller of the Company and Edwards since 1999. Accounting Manager prior to 1999. Employee of Edwards for 21 years.	1999

Paul F. Pautler	57	Executive Vice President of Edwards. Director of Investment Banking since 2000. Director of Corporate Finance since 1999. Managing Director of Mergers and Acquisitions from 1997 to 1999. Employee of Edwards for 5 years. Director of Edwards since 2000.	2000

Robert A. Pietroburgo	45	Executive Vice President and Director of the Branch Division of Edwards since March 2001. Regional Manager of Edwards from 2000 to 2001. Branch Manager of Edwards prior to 2000. Employee of Edwards for 15 years. Director of Edwards since 2001.	2001

Joseph G. Porter	41	Assistant Treasurer of the Company since 1999. Senior Vice President and Assistant Director of Administration of Edwards since 2000. Principal Accounting Officer of the Company and Edwards since 1999. Accounting Manager prior to 1999. Employee of Edwards for 19 years. Director of Edwards since 2001.	1999

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

The information required by this item is contained in the 2002 Annual Report to Stockholders on page10 under the caption "Quarterly Financial Information" and on page 41 under the caption "Shareholder Information." Such information is hereby incorporated by reference. The approximate number of equity security holders of record includes customers who hold the Company's stock in their accounts on the books of Edwards.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item is contained on page 18 of the 2002 Annual Report to Stockholders under the caption "Consolidated Five-Year Summary." Such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is contained on pages 11 through 17 of the 2002 Annual Report to Stockholders under the caption "Management's Financial Discussion." Such information is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is contained in "Management's Financial Discussion" under the caption "Risk Management" on pages 16 and 17 of the 2002 Annual Report to Stockholders. Such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the Consolidated Financial Statements and Notes thereto, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP dated April 18, 2002, and under the caption "Quarterly Financial Information" on pages 19 through 32 and page 10, respectively, of the 2002 Annual Report to Stockholders. Such information is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption "Election of Directors - Nominees for Directors" on pages 2 through 5 of the Company's 2002 Proxy Statement, such information is hereby incorporated by reference, and in Part I of this Form 10-K on pages 8 through 10 under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "Director Compensation," and "Executive Compensation" on pages 5 through 13 and under "Performance Graph" on page 16 of the Company's 2002 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is contained on page 6 of the Company's 2002 Proxy Statement under the caption "Ownership of the Company's Common Stock." Such information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained on page 17 of the Company's 2002 Proxy Statement under the caption "Certain Transactions." Such information is hereby incorporated by reference.

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

          Consolidated statements of earnings                                                       (X)

          Consolidated statements of stockholders' equity                                      (X)

          Consolidated statements of cash flows                                                    (X)

           Notes to consolidated financial statements                                             (X)

          (X) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, included on pages 19 through 32 of the Company's 2002 Annual Report to Stockholders, are hereby incorporated by reference.

  Financial Statement Schedules

           Independent Auditors' Report                                                              (17)

           Schedule II - Valuation and Qualifying Accounts                                   (18)

           All other schedules are omitted due to the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

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

4(iii) Rights Agreement dated as of December 30, 1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent filed as Exhibit 4 to the Registrant's Form 8-K Report dated December 30, 1988.

4(iv) Amendment No. 1 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated May 24, 1991, filed as Exhibit 4(iv) to Registrant's Form 10-K for the fiscal year ended February 29, 1992.

4(v) Amendment No. 2 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated June 22, 1995, filed with the Registrant's Form 8-A/A on August 17, 1995.

4(vi) Amendment No. 3 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen's Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4(vi) to Registrant's Form 10-K for the fiscal year ended February 28, 1998.

4(vii) Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988, filed as Exhibit 4(vii) to Registrant's Form 8 A/A on December 19, 2000.

10 A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to Registrant's Form 10-K for the fiscal year ended February 28, 2001.

11 Computation of per share earnings is set forth in Note 10 (Stockholders' Equity) of the Notes to Consolidated Financial Statements under the caption "Earnings Per Share" appearing on page 29 of the 2002 Annual Report to Stockholders and incorporated herein by reference.

13 The 2002 Annual Report to Stockholders. Except for those portions of pages expressly incorporated by reference, the 2002 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

21 Registrant's Subsidiaries.

23 Independent Auditors' Consent.

24 Power of Attorney.

*Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date: May 23, 2002	By__/s/ Robert L. Bagby______________
Robert L. Bagby Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY                                              EXHIBIT 24

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bagby, and Douglas L. Kelly and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Bagby__________	Chairman of the Board, Chief	May 23, 2002
Robert L. Bagby	Executive Officer and Director

/s/ Benjamin F. Edwards IV____	Vice Chairman of the	May 23, 2002
Benjamin F. Edwards IV	Board, President and Director

/s/ Ronald J. Kessler_________	Vice Chairman of the Board	May 23, 2002
Ronald J. Kessler	and Director

/s/ Dr. E. Eugene Carter_______	Director	May 23, 2002
Dr. E. Eugene Carter

/s/ Samuel C. Hutchinson Jr.____	Director	May 23, 2002
Samuel C. Hutchinson Jr.

/s/ Peter B. Madoff___________	Director	May 23, 2002
Peter B. Madoff

/s/ Mark S. Wrighton_________	Director	May 23, 2002
Mark S. Wrighton

/s/ Douglas L. Kelly__________	Treasurer, Chief Financial Officer	May 23, 2002
Douglas L. Kelly	and Secretary

/s/ Thomas H. Martin Jr._______	Controller	May 23, 2002
Thomas H. Martin Jr.

/s/ Joseph G. Porter__________	Principal Accounting Officer	May 23, 2002
Joseph G. Porter

Independent Auditors' Report

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri:

We have audited the consolidated financial statements of A.G. Edwards, Inc. and subsidiaries (the "Company") as of February 28, 2002 and 2001, and for each of the three years in the period ended February 28, 2002, and have issued our report thereon dated April 18, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of A.G. Edwards, Inc., and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

April 18, 2002
St. Louis, Missouri

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended February 28, 2002 Deducted from asset account: Allowance for doubtful accounts	$10,697	$27,542	$ 25	$38,214

Year ended February 28, 2001 Deducted from asset account: Allowance for doubtful accounts	5,043	5,697	43	10,697

Year ended February 29, 2000 Deducted from asset account: Allowance for doubtful accounts	5,072	96	125	5,043

EXHIBIT INDEX

Exhibit      Description

13             2002 Annual Report to Stockholders.

21             Registrant's Subsidiaries.

23             Independent Auditors' Consent.

24             Power of Attorney. Included on Signature Page 16.