Form 10-Q
period 2002-05-31
EDWARDS A G INC
filed 2002-07-15
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2002	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue
St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At June 28, 2002, there were 79,420,819 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Consolidated balance sheets	1

	Consolidated statements of earnings	2

	Consolidated statements of cash flows	3

	Notes to consolidated financial statements	4-6

	Management's financial discussion	7-9

PART II.	OTHER INFORMATION	10

	SIGNATURES	11

A.G. EDWARDS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	May 31,	February 28,
ASSETS	2002	2002
Cash and cash equivalents	$ 123,520	$ 100,425
Cash and government securities, segregated under
federal and other regulations	92,463	92,921
Securities purchased under agreements to resell	28,593	44,823
Securities borrowed	90,338	68,264
Receivables:
Customers, less allowance for doubtful
accounts of $42,215 and $38,214	2,408,548	2,460,753
Brokers, dealers and clearing organizations	15,555	44,615
Fees, dividends and interest	80,441	76,004
Securities inventory, at fair value:
State and municipal	302,737	254,582
Government and agencies	24,757	38,252
Corporate	56,765	84,674
Investments	252,762	217,954
Property and equipment, at cost, net of accumulated
depreciation and amortization of $500,140 and $470,805	526,112	531,283
Deferred income taxes	93,492	93,460
Other assets	59,840	79,160
	$ 4,155,923	$ 4,187,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ 384,900	$ 107,300
Checks payable	230,285	239,607
Securities loaned	305,902	274,535
Securities sold under agreements to repurchase	-	45,861
Payables:
Customers	871,994	982,371
Brokers, dealers and clearing organizations	90,672	141,511
Securities sold but not yet purchased, at fair value	35,078	30,200
Employee compensation and related taxes	251,022	392,187
Deferred compensation	182,100	184,999
Income taxes	27,670	12,878
Other liabilities	123,904	127,925
Total Liabilities	2,503,527	2,539,374
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	293,335	286,480
Retained earnings	1,918,462	1,892,189
	2,308,260	2,275,132
Less - Treasury stock, at cost (16,414,342 and 15,767,984 shares)	655,864	627,336
Total Stockholders' Equity	1,652,396	1,647,796
	$ 4,155,923	$ 4,187,170

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 31,
	2002	2001
REVENUES:
Commissions	$ 251,373	$ 261,555
Asset management and service fees	168,540	163,278
Principal transactions	83,646	85,336
Investment banking	61,858	45,940
Interest	28,972	57,899
Other	5,725	2,812
Total Revenues	600,114	616,820
Interest expense	1,923	11,090
Net Revenues	598,191	605,730

NON-INTEREST EXPENSES:
Compensation and benefits	395,509	403,015
Communication and technology	73,026	63,594
Occupancy and equipment	31,988	34,551
Marketing and business development	10,120	10,718
Floor brokerage and clearance	5,420	5,627
Other	21,129	17,367
Total Non-Interest Expenses	537,192	534,872

EARNINGS BEFORE INCOME TAXES	60,999	70,858

INCOME TAXES	21,935	25,605

NET EARNINGS	$ 39,064	$ 45,253

Earnings per share:
Diluted	$ 0.48	$ 0.56

Basic	$ 0.48	$ 0.57

Dividends per share	$ 0.16	$ 0.16

Average common and common equivalent
shares outstanding (in thousands):
Diluted	81,770	81,071

Basic	80,732	80,210

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$ 39,064	$ 45,253
Noncash and nonoperating items included in earnings	46,783	32,871
Change in:
Segregated cash and government securities	458	(1,114)
Net securities borrowed and loaned	10,317	(32,679)
Net receivable from customers	(61,975)	333,094
Net payable to brokers, dealers
and clearing organizations	(21,779)	58,909
Fees, dividends and interest receivable	(4,437)	(8,075)
Net securities inventory	(1,873)	(160,495)
Trading investments, net	(35,742)	(23,388)
Other assets and liabilities	(159,859)	(275,431)
Net cash from operating activities	(189,043)	(31,055)

Cash Flows from Investing Activities:
Purchase of property and equipment	(30,043)	(50,548)
Purchase of other investments	(1,852)	(2,956)
Proceeds from sale or maturity of other investments	1,025	1,650
Net cash from investing activities	(30,870)	(51,854)

Cash Flows from Financing Activities:
Short-term bank loans	277,600	278,000
Securities loaned	(1,024)	(137,855)
Employee stock transactions	13,407	4,899
Cash dividends paid	(12,849)	(12,694)
Purchase of treasury stock	(34,126)	(11,332)
Net cash from financing activities	243,008	121,018

Net Increase in Cash and Cash Equivalents	23,095	38,109
Cash and Cash Equivalents, Beginning of Period	100,425	116,004
Cash and Cash Equivalents, End of Period	$ 123,520	$ 154,113

Interest payments, net of amounts capitalized, totaled $1,660 and $11,895 during the three month periods ended May 31, 2002 and 2001, respectively.

Income tax payments totaled $24,251 and $33,296 during the three month periods ended May 31, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the three months ended May 31, 2002, are not necessarily indicative of the results for the year ending February 28, 2003. Where appropriate, prior periods' financial information has been reclassified to conform with the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program the Company is authorized to purchase up to 10,000,000 shares of its common stock through December 31, 2002. The Company purchased 829,000 shares at an aggregate cost of $34,126 during the three-month period ended May 31, 2002. For the three-month period ended May 31, 2001, the Company purchased 310,000 shares at an aggregate cost of $11,332. There are 7,006,100 shares remaining that can be repurchased under this program.

Comprehensive earnings for the three-month periods ended May 31, 2002 and 2001 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended
	May 31,
	2002	2001

Net earnings available to common stockholders	$39,064	$45,253

Shares (in thousands):
Weighted average shares outstanding	80,732	80,210
Dilutive effect of employee stock plans	1,038	861
Total weighted average diluted shares	81,770	81,071

Diluted earnings per share	$ 0.48	$ 0.56

Basic earnings per share	$ 0.48	$ 0.57

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 2002, Edwards' net capital of $596,970 was $548,497 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,344,915 and the fair value of the collateral that had been sold or repledged was $873,008.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded during the fourth quarter of fiscal year 2002 as a result of a number of actions taken to reduce costs, streamline its headquarters operations and better position the Company for improved profitability. The restructuring charge consisted of technology asset write-offs of $46,332, severance costs of $18,605 and real estate consolidations of $17,525.

The following table reflects changes in the restructuring reserve at May 31, 2002:

	Initial Balance	Utilized in Fiscal Year 2002	Utilized in Fiscal Year 2003	Balance May 31, 2002
Technology asset write-offs	$46,332	$(45,932)	$ (66)	$ 334
Severance costs	18,605	-	(5,962)	12,643
Real estate consolidations	17,525	(7,938)	-	9,587
	$82,462	$(53,870)	$(6,028)	$22,564

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

OTHER:

The Company incurred charges of $25,800 for a reserve on a $37,660 partly secured margin loan in fiscal year 2002. Among other factors, this estimated reserve was based upon the number of shares, trading volume and price volatility of the underlying collateral securing the loan. Due to the facts and circumstances surrounding the margin loan and underlying collateral, the Company increased its reserve by $3,500 to $29,300 in the first quarter of fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized. Instead, these assets are reviewed at least annually for impairment. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal 2003 and did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The Company adopted the provisions of SFAS No. 144 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

A.G. EDWARDS, INC.
MANAGEMENT'S FINANCIAL DISCUSSION

THREE MONTHS ENDED MAY 31, 2002 COMPARED
TO THREE MONTHS ENDED MAY 31, 2001

General Business Environment

The three months ended May 31, 2002 produced lower net revenues and net earnings compared to the same period last year, which reflected continued caution by the Company's clients during difficult market conditions. The Dow Jones Industrial Average began the period at 10,106 and ended at 9,925, an overall decrease of 2 percent. The Nasdaq Composite Index began the period at 1,731 and ended at 1,616, a decline of 7 percent. Trading volume on the New Stock Exchange increased 10 percent, while volume on the Nasdaq decreased 12 percent compared to the same period last year. The Federal Reserve Board's target rate remained unchanged at 1.75 percent for the three months ended May 31, 2002. The greatest influences on market conditions appeared to be concerns over the economy, financial data provided by publicly traded companies, global political tensions and terrorism.

The Company's branch offices increased to 706 from 701 and the number of financial consultants reached 7,361 at May 31, 2002, an increase of 182 financial consultants from May 31, 2001.

Results of Operations

Net revenues decreased $8 million (1 percent) to $598 million from $606 million. Non-interest expenses were $537 million, an increase of $2 million, and net earnings were down $6 million (14 percent). Profit margin was 6.5 percent compared to 7.5 percent in the same period last year primarily due to decreased non-commissionable revenues as net interest revenue continued to decline.

Total commission revenues decreased $10 million (4 percent). Commission revenues from listed and over-the-counter transactions decreased a combined $18 million (12 percent) reflecting a continuation of reduced interest in the equity markets by retail investors. Commissions from the sale of mutual funds increased $11 million (19 percent) primarily from increased sales of income related funds. Insurance commissions decreased $4 million (8 percent) primarily due to a change in annuity product mix.

Asset management and service fees increased $5 million (3 percent). Fees from the administration of client assets under third-party management and from the Company's management services improved $4 million (8 percent) as a result of an 11 percent increase in assets in fee-based accounts due to more clients choosing fee-based pricing alternatives. Fees from third-party mutual funds and annuities increased $4 million (6 percent) as investors have continued to invest in income funds and annuities to avoid the risk of owning individual equity securities. Distribution fees received from third-party money market funds declined $4 million (12 percent) as the funds offered by the Company reached expense caps during the period in the current low yield environment. The Company expects this decline to continue until interest rates increase.

Revenue from principal transactions declined $2 million (2 percent). Revenue from the sale of corporate products, both debt and equity, decreased a combined $12 million (24 percent). This was offset by a $10 million (27 percent) increase from the sale of municipal and government products as clients choose the safety of these investments.

Investment banking revenues increased $16 million (35 percent). Underwriting fees and selling concessions from the sale of debt issues increased $10 million (86 percent). The low interest rate environment has prompted issuers to refund existing debt or issue new debt. Management fees earned from investment banking activities increased $4 million (36 percent) as the Company participated in a larger number of offerings this year over last.

Net interest revenue, interest revenue net of interest expense, decreased $20 million (42 percent) due to a 16 percent decrease in average margin balances and a 41 percent decrease in average interest rates charged on margin balances. This was partially offset by a related decrease in average bank loans and securities lending activities used to finance client borrowings.

Other revenue increased $3 million primarily due to a realized gain on a private equity investment.

Compensation and benefits decreased $8 million (2 percent) primarily due to a decrease in salary expense of $10 million, which resulted from reduced employment levels. As a partial offset, commission expense increased $3 million following increased commissionable revenues.

Communication and technology expenses increased $9 million (15 percent) primarily due to the amortization of several technology initiatives that were placed in service subsequent to the same period last year.

Other expenses include a $3.5 million increase in the reserve established during fiscal year 2002 in connection with the previously disclosed $37 million partially secured margin loan, bringing the total reserve for this loan to $29.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other capital expenditures.

The Company is expanding its headquarters with an additional office building and learning center. The total cost of this project is estimated to be $185 million. Total expenditures for this project were $115 million through May 31, 2002.

Under the Company's February 2001 stock repurchase program the Company purchased 829,000 shares at an aggregate cost of $34.1 million. For the same period last year the Company purchased 310,000 shares at an aggregate cost of $11.3 million. The Company is authorized to purchase an additional 7,006,100 shares through December 31, 2002.

RISK MANAGEMENT

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

FORWARD LOOKING STATEMENTS

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes, estimates of capital expenditures, the affect of interest rate changes on future distribution fees, and implementation and effects of expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings.

   There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.

Item 4: Submission of Matters to a Vote of Security Holders at the Company's Annual Meeting of
           Stockholders on June 20, 2002.

 Stockholders approved the following nominations and proposals:

	Votes For	Votes Against	Votes Withheld*

Nominations for director:
Samuel C. Hutchinson, Jr.	61,329,047		978,653
Ronald J. Kessler	61,520,398		787,302

Approve the Company's 2002 Employee Stock Purchase Plan	53,665,794	2,037,662	6,604,244

Ratification of auditors	58,958,032	3,258,737	90,931

A total of 62,307,700 shares were present in person or by proxy at the Annual Meeting.

*Includes abstentions and broker non-votes.

Item 6: Exhibits and Reports on Form 8-K.

  Exhibits.

  Exhibit 10 - A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated).

   Reports on Form 8-K.

   There were no reports on Form 8-K filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 15, 2002	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 15, 2002	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer