Form 10-Q
period 2002-08-31
EDWARDS A G INC
filed 2002-10-15
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2002	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue
St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 30, 2002, there were 78,816,397 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheets	1

	Consolidated Statements of Earnings	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4-6

	Item 2. Management's Financial Discussion	7-9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

	Item 4. Evaluation of Disclosure Controls and Procedures	10

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	11

	Item 6. Exhibits and Report on Form 8-K	11

	SIGNATURES	12

	CERTIFICATIONS	13-14

PART I-FINANCIAL INFORMATION

A.G. EDWARDS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	August 31,	February 28,
ASSETS	2002	2002
Cash and cash equivalents	$ 124,780	$ 100,425
Cash and government securities, segregated under
federal and other regulations	102,114	92,921
Securities purchased under agreements to resell	5,207	44,823
Securities borrowed	80,650	68,264
Receivables:
Customers, less allowance for doubtful
accounts of $47,199 and $38,214	2,114,782	2,460,753
Brokers, dealers and clearing organizations	26,209	44,615
Fees, dividends and interest	85,916	76,004
Securities inventory, at fair value:
State and municipal	292,472	254,582
Government and agencies	81,107	38,252
Corporate	84,902	84,674
Investments	240,074	217,954
Property and equipment, at cost, net of accumulated
depreciation and amortization of $527,684 and $470,805	522,472	531,283
Deferred income taxes	94,157	93,460
Other assets	68,012	79,160
	$3,922,854	$4,187,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ 105,300	$ 107,300
Checks payable	236,430	239,607
Securities loaned	292,830	274,535
Securities sold under agreements to repurchase	-	45,861
Payables:
Customers	874,119	982,371
Brokers, dealers and clearing organizations	93,998	141,511
Securities sold but not yet purchased, at fair value	30,856	30,200
Employee compensation and related taxes	326,395	392,187
Deferred compensation	167,754	184,999
Income taxes	50,879	12,878
Other liabilities	116,974	127,925
Total Liabilities	2,295,535	2,539,374
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	293,174	286,480
Retained earnings	1,932,406	1,892,189
	2,322,043	2,275,132
Less-Treasury stock, at cost (17,440,588 and 15,767,984 shares)	694,724	627,336
Total Stockholders' Equity	1,627,319	1,647,796
	$3,922,854	$4,187,170

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2002	2001	2002	2001
REVENUES:
Commissions	$224,284	$225,752	$ 475,657	$ 487,307
Asset management and service fees	162,777	165,577	331,317	328,855
Principal transactions	83,732	78,658	167,378	163,994
Investment banking	71,857	84,035	133,715	129,975
Interest	27,821	48,694	56,793	106,593
Other	(482)	2,662	5,243	5,474
Total Revenues	569,989	605,378	1,170,103	1,222,198
Interest expense	848	8,540	2,771	19,630
Net Revenues	569,141	596,838	1,167,332	1,202,568

NON-INTEREST EXPENSES:
Compensation and benefits	378,670	396,111	774,179	799,126
Communication and technology	73,687	72,623	146,713	136,217
Occupancy and equipment	34,041	31,722	66,029	66,273
Marketing and business development	10,031	11,146	20,151	21,864
Floor brokerage and clearance	6,186	5,360	11,606	10,987
Other	25,240	17,812	46,369	35,179
Total Non-Interest Expenses	527,855	534,774	1,065,047	1,069,646

EARNINGS BEFORE INCOME TAXES	41,286	62,064	102,285	132,922

INCOME TAXES	14,690	21,068	36,625	46,673

NET EARNINGS	$ 26,596	$ 40,996	$ 65,660	$ 86,249

Earnings per share:
Diluted	$ 0.33	$ 0.50	$ 0.81	$ 1.06

Basic	$ 0.34	$ 0.51	$ 0.82	$ 1.08

Dividends per share	$ 0.16	$ 0.16	$ 0.32	$ 0.32

Average common and common equivalent
shares outstanding (in thousands):
Diluted	80,313	81,111	81,042	81,091

Basic	79,453	79,770	80,092	79,990

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$ 65,660	$ 86,249
Noncash and nonoperating items included in earnings	92,223	75,816
Change in:
Segregated cash and government securities	(9,193)	8,759
Net securities borrowed and loaned	(21,689)	28,349
Net receivable from customers	229,222	567,688
Net payable to brokers, dealers
and clearing organizations	(29,107)	(16,441)
Fees, dividends and interest receivable	(9,912)	(24,119)
Net securities inventory	(80,317)	(171,682)
Trading investments, net	(21,959)	(15,284)
Other assets and liabilities	(68,882)	(223,915)
Net cash from operating activities	146,046	315,420

Cash Flows from Investing Activities:
Purchase of property and equipment	(59,747)	(96,958)
Purchase of other investments	(3,364)	(3,679)
Proceeds from sale or maturity of other investments	950	18,075
Net cash from investing activities	(62,161)	(82,562)

Cash Flows from Financing Activities:
Short-term bank loans	(2,000)	7,700
Securities loaned	27,598	(185,001)
Employee stock transactions	14,948	6,992
Cash dividends paid	(25,649)	(25,472)
Purchase of treasury stock	(74,427)	(43,107)
Net cash from financing activities	(59,530)	(238,888)

Net Increase (Decrease) in Cash and Cash Equivalents	24,355	(6,030)
Cash and Cash Equivalents, Beginning of Period	100,425	116,004
Cash and Cash Equivalents, End of Period	$124,780	$ 109,974

Interest payments, net of amounts capitalized, totaled $2,876 and $21,209 during the six month periods ended August 31, 2002 and 2001, respectively.

Income tax refunds, net of payments, totaled $8,434 during the six month period ended August 31, 2002 and income tax payments totaled $42,908 during the six month period ended August 31, 2001.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the six months ended August 31, 2002, are not necessarily indicative of the results for the fiscal year ending February 28, 2003. Where appropriate, prior periods' financial information has been reclassified to conform with the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program, the Company is authorized to purchase up to 10,000,000 shares of its common stock through December 31, 2002. The Company purchased 1,901,271 shares at an aggregate cost of $74,427 during the six-month period ended August 31, 2002. For the six-month period ended August 31, 2001, the Company purchased 1,068,400 shares at an aggregate cost of $43,107. The Company is authorized to purchase an additional 5,933,829 shares through December 31, 2002.

Comprehensive earnings for the six-month periods ended August 31, 2002 and 2001 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2002	2001	2002	2001

Net earnings available to common stockholders	$26,596	$40,996	$65,660	$86,249

Shares (in thousands):
Weighted average shares outstanding	79,453	79,770	80,092	79,990
Dilutive effect of employee stock plans	860	1,341	950	1,101
Total weighted average diluted shares	80,313	81,111	81,042	81,091

Diluted earnings per share	$ 0.33	$ 0.50	$ 0.81	$ 1.06

Basic earnings per share	$ 0.34	$ 0.51	$ 0.82	$ 1.08

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At August 31, 2002, Edwards' net capital of $578,536 was $535,667 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At August 31, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,932,413 and the fair value of the collateral that had been sold or repledged was $474,883.

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

The following table reflects changes in the restructuring reserve at August 31, 2002:

		Utilized in	Utilized in	Balance
	Initial	Fiscal	Fiscal	August 31,
	Balance	Year 2002	Year 2003	2002

Technology asset write-offs	$46,332	$(45,932)	$ (132)	$ 268
Severance costs	18,605	-	(7,967)	10,638
Real estate consolidations	17,525	(7,938)	(1,109)	8,478
	$82,462	$(53,870)	$(9,208)	$19,384

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

OTHER:

The Company increased its reserve on a $37,660 partly secured margin loan by $3,500 to $32,800 during the second quarter of fiscal year 2003 due to the facts and circumstances surrounding the margin loan and underlying collateral. The reserve for this margin loan increased $7,000 for the six-month period ended August 31, 2002. Among other factors, this estimated reserve was based upon the number of shares, trading volume and price volatility of the underlying collateral securing the loan.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No.142, "Goodwill and Other Intangible Assets. " Under SFAS No.142, intangible assets with indefinite lives and goodwill are no longer amortized. Instead, these assets are reviewed at least annually for impairment. The Company adopted the provisions of SFAS No.142 in the first quarter of fiscal year 2003 and it did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB released SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No.144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements. " The Company adopted the provisions of SFAS No.144 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this standard is not expected to have a material impact on the Company.

PART I-FINANCIAL INFORMATION

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION

SIX MONTHS ENDED AUGUST 31, 2002 COMPARED
TO SIX MONTHS ENDED AUGUST 31, 2001

General Business Environment

The Company experienced a decrease in net revenues, net earnings and profit margins compared to the same period last year due in significant part to continued caution by clients during a period of deteriorating equity market conditions, and the impact of lower interest rates and decreased money market distribution fees. The Dow Jones Industrial Average began the period at 10,106 and closed at 8,664, a 14 percent decline. The Nasdaq Composite Index started at 1,731 and dropped 24 percent to close at 1,315. Despite the drop in these two indices, trading volume on the New York Stock Exchange was up 26 percent, while volume on the Nasdaq was essentially even compared to the same period last year. The Federal Reserve Board's target rate remained at 1.75 percent throughout the period. Concerns over the economy, financial data provided by publicly traded companies, global political tensions and terrorism continued to negatively influence equity market conditions and cause a shift in investors' preference to fixed-income products.

The number of branch offices of the Company increased to 708 from 701 and the number of financial consultants reached 7,345 at the end of the period, an increase of 124 financial consultants from August 31, 2001.

Results of Operations

Net revenues were $1.2 billion, $35 million (3 percent) lower than the same period last year. Non-interest expenses remained relatively flat at $1.1 billion, decreasing less than 1 percent. Net earnings were $66 million, a $21 million (24 percent) drop from the prior year. Profit margin decreased to 5.6 percent from 7.2 percent mainly as the result of a continued decline in non-commissionable revenues including net interest revenue and distribution fees from certain money market funds.

Overall, commission revenue remained virtually unchanged, dropping $12 million (2 percent). Commissions from over-the-counter transactions decreased $22 million (35 percent) mainly as the result of a decrease in average value per trade as the Nasdaq Composite Index dropped 27 percent from the end of the same period last year. The drop in over-the-counter commissions was partially offset by a $14 million (7 percent) increase in listed commission revenues due to a 12 percent rise in trades. Commissions from insurance products decreased $8 million (8 percent) principally from a decline in sales of variable annuities. An increase in mutual fund commissions of $4 million (4 percent) resulted from an increase in mutual fund trades in commission-based accounts and demand for fixed income funds.

Asset management and service fees increased $2 million (1 percent). Fees from the administration of client assets under third-party management and from the Company's management services increased $5 million (5 percent). Fees from third-party mutual funds and annuities increased $5 million (4 percent). Other service fees increased $4 million mainly due to account transfer fees introduced in the third quarter of the previous year. The fee increases were mostly offset by a $12 million (30 percent) decline in distribution fees received in connection with certain money market funds offered by the Company as a result of the funds reaching expense caps in April 2002 triggered by low money fund yields. The Company expects payments from money funds to continue to be restrained by the expense caps until interest rates increase significantly.

Principal transaction revenues increased in total $3 million (2 percent). Increases in revenue from the sale of municipal and government debt products of $10 million (18 percent) and $9 million (44 percent), respectively, were offset by decreases from the sale of corporate debt products of $11 million (22 percent) and corporate equity products of $6 million (15 percent). Investors favored the relative safety of the municipal and government debt products over corporate equity and debt products.

Revenue from investment banking activities increased $4 million (3 percent). Underwriting fees and selling concessions from the sale of debt issues increased $7 million (16 percent) as issuers took advantage of the low-interest-rate environment to refund existing debt or issue new debt. The increase in revenue from debt issues was partially offset by a decrease in underwriting fees and selling concessions from the sale of corporate equity products, which decreased $5 million (9 percent).

Net interest revenue decreased $33 million (38 percent) as a result of an 18 percent drop in average margin balances due to clients' reaction to deteriorating market conditions and a 42 percent drop in average interest rates charged on margin balances. This was partially offset by related decreases in average rates and average balances in short-term bank loans and securities lending used to finance client borrowings.

Compensation and benefits decreased $25 million (3 percent) from the same period a year ago primarily as a result of the workforce reductions implemented at the end of the prior year. Commissions expense remained relatively unchanged, decreasing less than 1 percent, reflecting a modest change in commissionable revenue. Non-incentive compensation and benefits decreased $22 million (7 percent) primarily due to the workforce reductions. Incentive compensation decreased $2 million (2 percent). A decrease of $9 million in incentive compensation resulted from the Company's decline in profitability and was partially offset by the implementation of two performance-based compensation structures, one for research analysts and another for investment bankers, which increased incentive compensation by $7 million.

Communication and technology expenses increased $10 million (8 percent) primarily due to the amortization of several technology initiatives that were placed in service during the second quarter of the prior year.

Other expenses increased $11 million (32 percent), and included a $7 million increase in the reserve established during fiscal year 2002 in connection with the previously disclosed $37.7 million partly secured margin loan, bringing the total reserve for this loan to $32.8 million. Expenses related to legal matters increased $4 million compared to the prior year.

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

The Company is expanding its headquarters with an additional office building and learning center. The cost of construction is estimated to be $185 million. Total expenditures were $136 million through August 31, 2002. The completion date is expected to be in the first quarter of fiscal year 2004.

Under the Company's February 2001 stock repurchase program the Company purchased 1,901,271 shares in the six months ended August 31, 2002 at an aggregate cost of $74.4 million. For the same period last year the Company purchased 1,068,400 shares at an aggregate cost of $43.1 million. The Company is authorized to purchase an additional 5,933,829 shares through December 31, 2002.

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO
THREE MONTHS ENDED AUGUST 31, 2001

Results of Operations

Net earnings for the quarter ended August 31, 2002 were $27 million on net revenues of $569 million compared to $41 million on net revenues of $597 million for the same period last year. The explanation for revenue and expense fluctuations presented for the six-month period are generally applicable to the three months of operations except as noted below.

Commission revenue from mutual funds decreased $7 million (14 percent) compared to the same period a year ago as the result of decreased trades and a lower demand for equity funds. The Company generated the second-best quarter for investment banking revenue despite a $12 million (14 percent) decline versus the record-setting quarter a year ago. Investment banking revenue from management fees was down $3 million (11 percent), as the Company participated in a lower number of deals. Other revenue declined $3 million versus the same quarter a year ago principally due to lower valuations of private equity investments. Other expenses increased $7 million (42 percent), partly as a result of a $3.5 million increase to a reserve established last fiscal year in connection with a previously disclosed $37.7 million partly secured margin loan, bringing the reserve to $32.8 million.

FORWARD LOOKING STATEMENTS

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, regulatory actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, and implementation and effects of expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

PART I-FINANCIAL INFORMATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

Item 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Robert L. Bagby as Chief Executive Officer and Mr. Douglas L. Kelly as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of October 7, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after October 7, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

              There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

              Exhibits

              99(i)   Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

              99(ii)  Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

              Report on Form 8-K

              On October 9, 2002, the Company filed Items 7 and 9 to Form 8-K related to Statements
              Under Oath of Principal Executive and Principal Financial Officer Regarding Facts and
              Circumstances Relating to Exchange Act Filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	October 14, 2002	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 14, 2002	/s/ Douglas L. Kelly
Douglas L. Kelly
Chief Financial Officer

CERTIFICATION

I, Robert L. Bagby, certify that:

  I have reviewed this quarterly report on Form 10-Q of A.G. Edwards, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Douglas L. Kelly, certify that:

  I have reviewed this quarterly report on Form 10-Q of A.G. Edwards, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/s/ Douglas L. Kelly
Douglas L. Kelly
Chief Financial Officer