Form 10-Q
period 2002-11-30
EDWARDS A G INC
filed 2003-01-14
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2002	Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue
St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At December 31, 2002, there were 79,875,020 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheets	1

	Consolidated Statements of Earnings	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4-7

	Item 2. Management's Financial Discussion	8-11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4. Evaluation of Disclosure Controls and Procedures	11

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	12

	Item 6. Exhibits and Report on Form 8-K	12

	SIGNATURES	13

	CERTIFICATIONS	14-15

PART I-FINANCIAL INFORMATION

A.G. EDWARDS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	November 30,	February 28,
ASSETS	2002	2002
Cash and cash equivalents	$ 82,738	$ 100,425
Cash and government securities, segregated under
federal and other regulations	100,873	92,921
Securities purchased under agreements to resell	10,397	44,823
Securities borrowed	62,557	68,264
Receivables:
Customers, less allowance for doubtful
accounts of $47,254 and $38,214	2,111,192	2,480,003
Brokers, dealers and clearing organizations	31,973	44,615
Fees, dividends and interest	60,334	76,004
Securities inventory, at fair value:
State and municipal	356,246	254,582
Government and agencies	128,715	38,252
Corporate	47,420	84,674
Investments	247,505	217,954
Property and equipment, at cost, net of accumulated
depreciation and amortization of $553,000 and $470,805	521,895	531,283
Deferred income taxes	99,343	93,460
Other assets	51,188	59,910
	$ 3,912,376	$ 4,187,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ 156,900	$ 107,300
Checks payable	251,219	239,607
Securities loaned	223,510	274,535
Securities sold under agreements to repurchase	-	45,861
Payables:
Customers	823,343	982,371
Brokers, dealers and clearing organizations	126,613	141,511
Securities sold but not yet purchased, at fair value	26,643	30,200
Employee compensation and related taxes	334,707	392,187
Deferred compensation	170,318	184,999
Income taxes	20,662	12,878
Other liabilities	109,979	127,925
Total Liabilities	2,243,894	2,539,374
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	288,959	286,480
Retained earnings	1,945,996	1,892,189
	2,331,418	2,275,132
Less - Treasury stock, at cost (16,429,842 and 15,767,984 shares)	662,936	627,336
Total Stockholders' Equity	1,668,482	1,647,796
	$ 3,912,376	$ 4,187,170

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
 (Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2002	2001	2002	2001
REVENUES:
Commissions	$204,664	$221,723	$ 680,321	$ 709,030
Asset management and service fees	146,432	164,017	477,749	492,872
Principal transactions	69,418	71,279	236,796	235,273
Investment banking	65,552	67,717	199,267	197,692
Interest	25,985	35,811	82,778	142,404
Other	1,474	(890)	6,717	4,584
Total Revenues	513,525	559,657	1,683,628	1,781,855
Interest expense	539	3,804	3,310	23,434
Net Revenues	512,986	555,853	1,680,318	1,758,421

NON-INTEREST EXPENSES:
Compensation and benefits	336,983	363,227	1,111,162	1,162,353
Communication and technology	67,778	82,318	214,491	218,535
Occupancy and equipment	34,408	33,211	100,437	99,484
Marketing and business development	10,383	10,314	30,534	32,178
Floor brokerage and clearance	6,038	4,703	17,644	15,690
Other	21,077	37,686	67,446	72,865
Total Non-Interest Expenses	476,667	531,459	1,541,714	1,601,105

EARNINGS BEFORE INCOME TAXES	36,319	24,394	138,604	157,316

INCOME TAXES	4,352	2,160	40,977	48,833

NET EARNINGS	$ 31,967	$ 22,234	$ 97,627	$ 108,483

Earnings per share:
Diluted	$ 0.39	$ 0.28	$ 1.20	$ 1.34

Basic	$ 0.40	$ 0.28	$ 1.22	$ 1.36

Dividends per share	$ 0.16	$ 0.16	$ 0.48	$ 0.48

Average common and common equivalent
shares outstanding (in thousands):
Diluted	81,013	80,956	81,032	81,070

Basic	79,945	79,672	80,043	79,884

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended November 30,
	2002	2001
Cash Flows from Operating Activities:
Net earnings	$ 97,627	$ 108,483
Noncash and nonoperating items included in earnings	112,038	138,724
Change in:
Segregated cash and government securities	(7,952)	(20,973)
Net securities borrowed and loaned	(2,334)	(49,586)
Net receivable from customers	201,094	941,894
Net payable to brokers, dealers
and clearing organizations	(2,256)	(46,885)
Fees, dividends and interest receivable	15,670	(5,797)
Net securities inventory	(158,430)	(216,149)
Trading investments, net	(30,902)	(20,499)
Other assets and liabilities	(91,635)	(155,090)
Net cash from operating activities	132,920	674,122

Cash Flows from Investing Activities:
Purchase of property and equipment	(84,783)	(132,265)
Proceeds from sale of property and equipment	6,029	54
Purchase of other investments	(14,143)	(27,221)
Proceeds from sale or maturity of other investments	8,137	39,484
Proceeds from sale of other assets	2,727	--
Net cash from investing activities	(82,033)	(119,948)

Cash Flows from Financing Activities:
Short-term bank loans	49,600	(26,900)
Securities loaned	(42,984)	(467,328)
Employee stock transactions	65,577	59,330
Cash dividends paid	(38,290)	(38,125)
Purchase of treasury stock	(102,477)	(85,137)
Net cash from financing activities	(68,574)	(558,160)

Net Decrease in Cash and Cash Equivalents	(17,687)	(3,986)
Cash and Cash Equivalents, Beginning of Period	100,425	116,004
Cash and Cash Equivalents, End of Period	$ 82,738	$ 112,018

Interest payments net of amounts capitalized of $2,053 and $1,595, totaled $3,484 and $26,897 during the nine-month periods ended November 30, 2002 and 2001, respectively.

Income tax payments, totaled $31,345 and $55,475 during the nine-month period ended November 30, 2002, and 2001, respectively.

See Notes to Consolidated Financial Statements.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements of A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the nine months ended November 30, 2002, are not necessarily indicative of the results for the fiscal year ending February 28, 2003. Where appropriate, prior periods' financial information has been reclassified to conform with the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's February 2001 stock repurchase program, the Company was authorized to purchase up to 10,000,000 shares of its common stock through December 31, 2002. The Company purchased 2,750,555 shares at an aggregate cost of $102,477 during the nine-month period ended November 30, 2002. For the nine-month period ended November 30, 2001, the Company purchased 2,164,900 shares at an aggregate cost of $85,137. The Company purchased an additional 186,865 shares in December 2002 bringing the total purchased under the February 2001 authorization to 5,102,320 at an aggregate cost of $194,059.

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 of the Company's outstanding shares during the 24-month period beginning January 1, 2003 and ending December 31, 2004.

Comprehensive earnings for the nine-month periods ended November 30, 2002 and 2001 were equal to the Company's net earnings.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2002	2001	2002	2001

Net earnings available to common stockholders	$31,967	$22,234	$97,627	$108,483

Shares (in thousands):
Weighted average shares outstanding	79,945	79,672	80,043	79,884
Dilutive effect of employee stock plans	1,068	1,284	989	1,186
Total weighted average diluted shares	81,013	80,956	81,032	81,070

Diluted earnings per share	$ 0.39	$ 0.28	$ 1.20	$ 1.34

Basic earnings per share	$ 0.40	$ 0.28	$ 1.22	$ 1.36

EMPLOYEE STOCK PLANS:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 2003, at 85% of market price based on dates specified in the plan. Employees purchased 1,850,030 shares at $27.13 per share in October 2002. Treasury shares were utilized for these transactions.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (SEC). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At November 30, 2002, Edwards' net capital of $581,146 was $538,870 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,821,363 and the fair value of the collateral that had been sold or repledged was $511,266.

A.G. EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share amounts)
(Unaudited)

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded during the fourth quarter of fiscal year 2002 as a result of a number of actions taken to reduce costs, streamline its headquarters operations and better position the Company for improved profitability.

The following table reflects changes in the restructuring reserve included in employee compensation and related taxes and other liabilities at November 30, 2002:

		Utilized in	Utilized in	Balance
	Initial	Fiscal	Fiscal	November 30,
	Balance	Year 2002	Year 2003	2002

Technology asset write-offs	$46,332	$(45,932)	$ (198)	$ 202
Severance costs	18,605	-	(9,578)	9,027
Real estate consolidations	17,525	(7,938)	(1,272)	8,315
	$82,462	$(53,870)	$(11,048)	$17,544

OTHER:

The Company increased its reserve on a $37,660 partly secured margin loan by $7,000 to $32,800 during the nine-month period ended November 30, 2002. There was no change in the reserve for the three-month period ended November 30, 2002. The Company established the reserve for the margin loan with a $20,000 charge to earnings during the three-month period ended November 30, 2001. The reserve was established and periodically adjusted in response to changes in the facts and circumstances surrounding the margin loan and underlying collateral. Among other factors, this reserve is based upon the number of shares, trading volume and price volatility of the underlying collateral securing the loan. On January 13, 2003, the underlying collateral was liquidated and the Company will realize proceeds in the amount of the remaining loan balance, net of reserves. As a result, no further increases to the reserve will be necessary.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets. " Under SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized. Instead, these assets are reviewed at least annually for impairment. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal year 2003 and it did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements. " The Company adopted the provisions of SFAS No. 144 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this standard are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the Company.

PART I-FINANCIAL INFORMATION

Item 2. Management's Financial Discussion

NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED
TO NINE MONTHS ENDED NOVEMBER 30, 2001

General Business Environment

The Company experienced a decrease in net revenues, net earnings and net profit margin compared to the same period last year due in significant part to continued caution by clients during a period of uncertain equity market conditions, and the impact of lower interest rates on certain revenue streams. The Dow Jones Industrial Average began the period at 10,106 and closed at 8,896, a 12 percent decline. The Nasdaq Composite Index started at 1,731 and dropped 15 percent to close at 1,479. Despite the drop in these two indices, trading volume on the New York Stock Exchange was up 23 percent, while volume on the Nasdaq was down 3 percent compared to the same period last year. In November, the Federal Reserve Board lowered its target rate to 1.25 percent. Concerns over the economy, integrity of financial data provided by publicly traded companies, global political tensions and terrorism continued to negatively influence equity market conditions and cause a shift in investors' preference to fixed-income products.

The number of the Company's locations increased to 709 from 705 while the number of financial consultants dropped to 7,279 at the end of the period, a decrease of 105 financial consultants from February 28, 2002.

Results of Operations

Net revenues were $1.7 billion, $78 million (4 percent) lower than the same period last year. Non-interest expenses of $1.5 billion, decreased $59 million (4 percent). Net earnings were $98 million, an $11 million (10 percent) drop from the prior year. Net earnings for the current period include an $8.9 million tax benefit resulting from the settlement in the third quarter of a state tax matter covering a number of tax years as well as the recognition of a federal tax item based on guidance published by the Internal Revenue Service during the third quarter. Net earnings for the nine-month period ended November 30, 2001 included a $20 million charge resulting from a reserve established in connection with a previously disclosed $37.7 million partially secured margin loan. Net profit margin decreased to 5.8 percent from 6.2 percent mainly as the result of a continued decline in non-commissionable revenues including net interest revenue and distribution fees from certain money market funds, partially offset by a decrease in non-interest expenses.

Overall, commission revenue decreased $29 million (4 percent). Commissions from over-the-counter transactions decreased $31 million (36 percent) mainly as the result of a decrease in average value per trade resulting from the continued decline in the Nasdaq Composite Index. The drop in over-the-counter commissions was partially offset by a $3 million (1 percent) increase in listed commission revenues due to a 8 percent rise in commission-based trades and a $5 million (36 percent) increase in commissions from commodity trading. Commissions from options decreased $4 million (16 percent).

Asset management and service fees decreased $15 million (3 percent). The decrease was primarily the result of a $21 million (35 percent) decline in distribution fees received in connection with certain money market funds offered by the Company as a result of the funds reaching expense caps in April 2002 triggered by low money fund yields. The Company expects payments from money funds to further decline as a result of the decrease in the Federal Reserve Board's target rate in November and to continue to be restrained until interest rates increase significantly. Partially offsetting the decline in distribution fees was a $6 million (9 percent) increase in service fees, mainly the result of account transfer fees introduced in the third quarter of the previous year, and a $4 million (2 percent) increase in fees from the administration of client assets under third-party management and from the Company's management services. Fees from third-party mutual funds decreased $4 million (3 percent).

Principal transaction revenues increased $2 million (1 percent), overall. Increases in revenue from the sale of municipal and government debt products of $12 million (15 percent) and $9 million (26 percent), respectively, were offset by decreases from the sale of corporate debt products of $10 million (15 percent) and corporate equity products of $9 million (17 percent). As investors continue to shift to fixed income products due to the uncertainty in the equity markets, they are favoring municipal and government debt products that currently have higher after-tax yields compared to certain corporate debt products.

Revenue from investment banking activities increased $2 million (1 percent). Underwriting fees and selling concessions from the sale of municipal and government debt issues increased $7 million (33 percent) as issuers took advantage of the low-interest-rate environment to refund existing debt or issue new debt. Underwriting fees and selling concessions from the sale of corporate equities increased $5 million (7 percent) as a result of an increase in the underwriting of closed-end funds. These increases were mostly offset by a decrease in underwriting fees and selling concessions from the sale of corporate debt products, which decreased $10 million (21 percent) mainly as a result of a decline in yield levels.

Other revenue increased $2 million (47 percent). The increase was mainly the result of a $3 million gain from the sale of under-utilized commodity exchange seats in the third quarter. The gain was offset by a $1 million increase in net losses on private equity investments.

Net interest revenue decreased $40 million (33 percent) as a result of a 17 percent drop in average margin balances as clients borrowed less in reaction to the current market conditions and a 37 percent drop in average interest rates charged on margin balances. The effects on net interest revenue of the drop in margin balances and interest rates charged were partially offset by related decreases in average rates and average balances in short-term bank loans and securities lending activities used to finance client borrowings.

Compensation and benefits expense decreased $51 million (4 percent) from the same period a year ago. Commissions expense decreased $15 million (3 percent), due to a decrease in commissionable revenue. Non-incentive compensation and benefits decreased $31 million (7 percent) primarily as a result of the workforce reductions implemented at the end of the prior year. Incentive compensation decreased $6 million (4 percent) mainly due to a decrease in the Company's profitability, partially offset by the implementation in the second quarter of two performance-based compensation structures, one for research analysts and another for investment bankers.

Communication and technology expenses decreased $4 million (2 percent). Decreases in expenses of $21 million related to financial consultants' work stations, repairs and maintenance, professional services from outside contractors and other supplies and miscellaneous items, were partially offset by an increase of $17 million due to the amortization of several technology initiatives that were placed in service during the second quarter of the prior year.

Other expenses decreased $5 million (7 percent) mainly as the result of a decrease in expenses related to the reserve established during the third quarter of last year on the $37.7 million partly secured margin loan. The decrease was partially offset by an increase in expense for legal related matters.

The Company's effective tax rate was 30 percent for the current period and 31 percent for the same period last year compared to a 35 percent federal statutory rate for both periods. The current period rate was affected by an $8.9 million tax benefit resulting from the settlement in the third quarter of a state tax matter covering a number of tax years as well as the recognition of a federal tax item based on guidance published by the Internal Revenue Service during the third quarter. For the same period in the prior year, the effective tax rate was lower than the federal statutory rate primarily due to a favorable reduction in state taxes due to corporate structure changes and the resolution of other matters in the third quarter. The tax benefit for settlements recognized in the current quarter and the cumulative change in the year-to-date tax rate in the prior year quarter resulted in abnormally low tax rates for both the current and prior year quarters.

Liquidity and Capital Resources

The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company believes it has adequate sources of credit available, if needed, to finance client activities, branch and headquarters expansion, stock repurchases and other expenditures.

The Company is expanding its headquarters with an additional office building and learning center. The cost of construction is estimated to be $185 million. Total expenditures were $151 million through November 30, 2002. The completion date is expected to be in the first quarter of fiscal year 2004.

Under the Company's February 2001 stock repurchase program, which expired December 31, 2002, the Company purchased 2,750,555 shares in the nine months ended November 30, 2002 at an aggregate cost of $102.5 million. For the same period last year the Company purchased 2,164,900 shares at an aggregate cost of $85.1 million. The Company purchased an additional 186,865 shares in December 2002, bringing the total purchased under the February 2001 authorization to 5,102,320 shares at an aggregate cost of $194.1 million.

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 of the Company's outstanding shares during the 24-month period beginning January 1, 2003 and ending December 31, 2004.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED NOVEMBER 30, 2001

Results of Operations

Net earnings for the quarter ended November 30, 2002 were $32 million on net revenues of $513 million compared to $22 million on net revenues of $556 million for the same period last year. The explanation for revenue and expense fluctuations presented for the nine-month period are generally applicable to the three months of operations except as noted below.

Commission revenue from listed securities decreased $11 million (11 percent) due to a 9 percent decrease in commission-based trades. Revenue from the sale of mutual funds decreased $5 million (11 percent) compared to the same period a year ago as the result of decreased trades mainly due to a lower demand for growth funds. Commissions from the sale of insurance and annuities increased $7 million (18 percent) mainly as the result of an increased demand for variable annuities.

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

Item 4.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Robert L. Bagby as Chief Executive Officer and Mr. Douglas L. Kelly as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of 01/02/03, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after 01/02/03, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION

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

              Report on Form 8-K

    There were no reports on Form 8-K filed during the quarter ending
    November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 14, 2003	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 14, 2003	/s/ Douglas L. Kelly
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

Date: January 14, 2003

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

Date: January 14, 2003

/s/ Douglas L. Kelly
Douglas L. Kelly
Chief Financial Officer