Form 10-K
period 2003-02-28
EDWARDS A G INC
filed 2003-05-13
CIK 718482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2003

Commission file number 1-8527

State of Incorporation: DELAWARE · I.R.S. Employer Identification No.: 43-1288229

One North Jefferson Avenue, St. Louis, Missouri 63103

Registrant’s telephone number, including area code: (314) 955-3000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $1 par value	New York Stock Exchange
Rights to purchase common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|   No |_|.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity price of such common equity, as of August 31, 2002, was $3.0 billion.

     At May 1, 2003, there were 80,164,462 shares of A.G. Edwards, Inc. common stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the A.G. Edwards, Inc. Proxy Statement filed with the SEC in connection with the Company’s Annual Meeting of Stockholders to be held June 19, 2003, (the “Company’s 2003 Proxy Statement”) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

A.G. EDWARDS, INC.

PART I

ITEM 1.     BUSINESS.

     (a)     General Development of Business

     A.G. Edwards, Inc., a Delaware corporation, is a holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly-owned and indirectly-owned subsidiaries (collectively referred to as the “Company”) provide securities and commodities brokerage, investment banking, trust, asset management, retirement planning and insurance products and other related financial services to individual, corporate, governmental and institutional clients. At February 28, 2003, the Company had more than 700 locations in 49 states, the District of Columbia, and London, England, and more than 16,100 full-time employees, including approximately 7,200 financial consultants providing services for approximately 3,600,000 clients.

     Edwards is a broker-dealer whose business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards’ business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). In addition, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (CFTC) as a futures commission merchant (FCM).

     AGE Commodity Clearing Corp. (Clearing), a commodity clearing subsidiary, is registered with the CFTC as a FCM and operates exclusively as a commodity clearing company for Edwards. Clearing is a member of all major U.S. commodities exchanges and the National Futures Association (NFA). A.G. Edwards Trust Company FSB (Trust Company) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. A.G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships formed to invest in portfolios of venture capital and buy-out funds and direct investments. A.G. Edwards Technology Group, Inc. provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company that centralizes risk management and provides access to reinsurance markets.

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

     (c)     Narrative Description of Business

     The total amount of revenue by class of products or services that accounted for 10% or more of consolidated net revenues are set forth under Item 6 of this 10-K under the caption “Consolidated Five-Year Summary.”

Commissions

     Commission revenue represents the most significant source of revenue for the Company, accounting for more than 40% of total revenue during the last five years. The following briefly describes the Company’s sources of commission revenue.

     Listed and Over-the-Counter Securities. A significant portion of the Company’s revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards’ brokerage clients are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards’ commission rates for brokerage transactions vary with the size and complexity of the transactions, among other factors.

     Options. Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities, primarily common stocks and stock indexes. Edwards holds memberships for trading on the principal option exchanges.

     Mutual Funds. Edwards distributes mutual fund shares in continuous offerings of open-end funds. Income from the sale of mutual funds is derived primarily from the standard dealer’s discount, which varies as a percentage of the client’s purchase price depending on the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales continue to be a significant portion of overall revenues. Edwards does not sponsor its own mutual fund products.

     Commodities and Financial Futures. Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures. Substantially all of Edwards’ clients’ futures transactions are executed and cleared through Clearing.

     Insurance. As agent for several unaffiliated life insurance companies, Edwards distributes life insurance and tax-deferred annuities. Edwards also provides financial planning services to assist individuals in structuring financial portfolios to achieve their financial goals.

Asset Management and Service Fees

     Asset management and service fees consist primarily of revenues earned for providing support and services in connection with assets under third-party management, including mutual funds, and revenues from assets under management by Edwards. These revenues include fees based on the amount of client assets under management and transaction-related fees as well as fees related to the administration of custodial and other specialty accounts.

     Edwards, through the Trust Company, provides its clients with personal trust, employee benefit trust and custodial trust services.

     Clients desiring professional money management are offered various types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client’s investment objectives. Edwards’ investment consulting service offers the Private Advisor Service and Select Advisor, which provide clients third-party investment management, performance measurement, management search and related consulting services. The PathwaysSM, Spectrum, Cyclical Asset Allocation Portfolio, Professional Fund Advisor and Mutual Fund Marketplace (formerly known as Fund Advisor) investment advisory programs are personalized, fee-based asset allocation programs that utilize load and no-load mutual fund investments. Clients select from established asset allocation models, or customize their own, based on their investment objectives, risk tolerance and time horizon. In addition, under the Client Choice program, clients can execute transactions and receive ongoing personalized advice from their financial consultant for an annual fee based on the value of their assets held at Edwards.

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

Principal Transactions

     Client transactions in the equity and fixed-income over-the-counter markets may be affected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company’s consolidated financial statements at fair value and unrealized gains or losses are included in the results of operations.

Investment Banking

     Edwards is an underwriter for public offerings of corporate and municipal securities as well as corporate and municipal unit investment trusts and closed-end investment companies. Edwards’ public finance activities include areas of specialization for municipal and governmental entities in primary and secondary schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on three industry groups: financial institutions and real estate, energy, and emerging growth. As an underwriter, usually in conjunction with other broker-dealers, Edwards purchases securities for resale to its clients. Edwards acts as an advisor to corporations and municipal entities in reviewing strategical capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

Margin Financing

     Securities transactions are executed on a cash or margin basis. In margin transactions, Edwards extends credit to its clients for a portion of the purchase price, and the clients’ securities are held as collateral. The amount of credit is limited by the initial margin regulations issued by the Board of Governors of the Federal Reserve System. The current prescribed minimum initial margin for equity securities is equal to 50% of the value of equity securities purchased. The regulations of the various exchanges require minimum maintenance margins, which are below the initial margin. Edwards’ maintenance requirements generally exceed the exchanges’ requirements. Such requirements are intended to reduce the risk that a market decline will reduce the value of the collateral below that of the client’s indebtedness before the collateral can be liquidated.

     The Company utilizes a variety of sources to finance client margin accounts, including its stockholders’ equity, customer free credit balances and, to the extent permitted by regulations, cash received from loans of the clients’ collateral securities to other brokers and borrowings from banks, either unsecured or secured by the clients’ collateral securities.

Private Client Services

     Edwards’ Private Client Services group assists individuals and businesses with a wide range of financial and investment needs. Individual investors can receive tailored asset allocation, tax- and risk-reduction strategies, portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies) and comprehensive estate planning recommendations. Closely-held and publicly-traded business clients can access services for risk management, employee benefit programs (retirement plans and key employee compensation), capital formation and management and ownership succession.

     CPI Qualified Plan Consultants, Inc., a wholly-owned subsidiary of the Company, provides third-party administration services for employee benefit plans to closely-held businesses and corporations.

Investment Activities

     The Company’s investment activities primarily include investing in equity and equity-related securities in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships or for its own account. These activities include mutual fund investments, including those made in connection with its deferred compensation plan, venture capital investments, and investments in portfolio and operating companies. A.G. Edwards Capital, Inc is general partner to the Company-sponsored private equity partnerships and provides them with investment advisory and administrative services. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly-traded securities.

Research

     Edwards provides both technical market and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, review and analysis of general economic conditions, along with asset allocation recommendations, are available. These services are provided by Edwards’ research analysts, economists and market strategists.

Competition

     All aspects of the Company’s business are highly competitive. Edwards competes with numerous broker-dealers, including on-line services, some of which possess greater financial resources than the Company. Edwards competes for clients on the basis of price, quality of service, financial resources and reputation. There is constant competition to attract and retain personnel within the securities industry.

     In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally, for a similar client base, including the client base served by the Company. The financial services industry continues to experience consolidation and convergence as financial institutions offering a range of financial services have begun offering a broader array of securities and other investment products or have acquired securities firms to reach different markets. These trends may continue and could result in the Company’s competitors acquiring greater capital and other resources, as well as a broader range of products and services, and geographic diversity.

Regulation

     Edwards, as a broker-dealer and FCM, is subject to various federal and state laws that specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor and as an insurance agent. Clearing, as a FCM, is regulated as a broker in commodities. Edwards and Clearing are also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards and Clearing. These laws and regulatory requirements generally subject Edwards and Clearing to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of their clients’ funds resulting from securities and commodities transactions, and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension or monetary penalties against individual employees or their supervisors, termination of employees, and limitations on certain aspects of Edwards’ and Clearing’s regulated businesses, as well as censures and fines or proceedings of a civil or criminal nature that could result in a temporary or permanent suspension of a part or all of Edwards’ and Clearing’s activities.

     As a registered broker-dealer, Edwards is subject to net capital rules administered by the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2003, the subsidiary’s net capital of $606 million was 30 percent of aggregate debit items and $566 million in excess of the minimum required.

     Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to A.G. Edwards, Inc. The only restriction with regard to the payment of cash dividends by A.G. Edwards, Inc. is its ability to obtain cash through dividends and advances from its subsidiaries or borrowings, if needed.

     A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Financial Services Authority. The Trust Company, a federal savings bank, is regulated by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and by the SEC as an investment advisor. A.G. Edwards Capital, Inc. is registered with the SEC as an investment advisor. Beaumont Insurance Company is regulated by the Vermont Department of Banking, Insurance, Securities and Health Care Administration.

     (d)     Financial information about geographic areas

     Revenues from the Company’s non-U.S. operations are currently not material.

      (e)     Available Information

     A.G. Edwards, Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC).

     The public may read and copy A.G. Edwards, Inc.’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information may also be obtained from the SEC’s web site at http://www.sec.gov.

     A.G. Edwards, Inc. makes available at http://www.agedwards.com, free of charge, its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, current reports on Form 8-K and amendments to these reports, its most recent proxy statement and its most recent summary annual report to shareholders. In some cases these documents may not be available on the Company’s web site as soon as they are available on the SEC’s web site.

ITEM 2. PROPERTIES.

     The Company’s headquarters are located at One North Jefferson Avenue, St. Louis, Missouri, 63103. It consists of several buildings owned by the Company, which contain approximately 1,700,000 square feet of general office space as well as underground and surface parking and two parking garages. In addition, the Company owns two additional office buildings in the St. Louis area, which are used for information technology and contingency planning facilities. The Company is currently expanding its headquarters with an additional office building and learning center of approximately 1,100,000 square feet. The Company’s branch offices, with a few exceptions, occupy leased premises throughout the United States as well as an office in London, England.

ITEM 3. LEGAL PROCEEDINGS.

     (a)     Litigation

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company’s liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

     (b)     Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2003.

Executive Officers of the Company

     The following table sets forth the executive officers of the Company as of May 1, 2003. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company

Robert L. Bagby	59	Chairman of the Board and Chief Executive Officer	1991
		of the Company and Edwards since 2001. Vice
		Chairman of the Board, Executive Vice President
		and Director of the Branch Division of Edwards
		prior to March 2001. Employee of Edwards for 28
		years. Director of Edwards since 1979.

Ronald J. Kessler	55	Vice Chairman of the Board of the Company and	1996
		Edwards since 2001. Executive Vice President of
		Edwards. Director of the Operations Division since
		1998. Assistant Director of Operations prior to
		1998. Employee of Edwards for 35 years. Director
		of Edwards since 1989.

Mary V. Atkin	48	Executive Vice President of Edwards. President of	1999
		A.G. Edwards Technology Group, Inc. since 2001.
		Director of the Information Technology Division of
		Edwards from 1999 to 2001. Manager of Corporate
		Communications of Edwards prior to 1999.
		Employee of Edwards for 25 years. Director of
		Edwards since 1993.

Donnis L. Casey	55	Executive Vice President of Edwards. Director of	1996
		the Staff Division of Edwards since 1996.
		Employee of Edwards for 36 years. Director of
		Edwards since 1993.

Charles J. Galli	62	Senior Vice President of Edwards. Regional	2001
		Manager since 1988. Employee of Edwards for 24
		years. Director of Edwards since 1990.

Alfred E. Goldman	69	Corporate Vice President, Director of Market	1991
		Analysis of Edwards. Employee of Edwards for 43
		years. Director of Edwards since 1967.

Richard F. Grabish	54	Chairman and Chief Executive Officer of A.G.	2001
		Edwards Trust Company since 2001. President of
		A.G. Edwards Trust Company from 1987 to 2001.
		Senior Vice President of Edwards. Assistant
		Director of Sales and Marketing Division of
		Edwards. Employee of Edwards for 22 years.
		Director of Edwards since 1988.

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company

Douglas L. Kelly	54	Vice President, Secretary and, since 2001, Chief	1994
		Financial Officer and Treasurer of the Company.
		Executive Vice President, Secretary, Director of
		Law and Compliance, Chief Financial Officer,
		Treasurer and Director of Administration of
		Edwards. Employee of Edwards for 9 years.
		Director of Edwards since 1994.

Thomas H. Martin Jr	43	Assistant Treasurer of the Company since 1999.	1999
		Vice President of Edwards. Controller of the
		Company and Edwards since 1999. Accounting
		Manager prior to 1999. Employee of Edwards for
		22 years.

Peter M. Miller	45	Executive Vice President of Edwards. Director of	2002
		Sales and Marketing of Edwards since July, 2002.
		Regional Manager from 1995 to 2002. Employee
		of Edwards for 14 years. Director of Edwards
		since 1997.

Paul F. Pautler	57	Executive Vice President of Edwards. Director of	2000
		Investment Banking of Edwards since 2000. Director
		of Corporate Finance of Edwards from 1999 to 2001.
		Managing Director of Mergers and Acquisitions from
		1997 to 1999. Employee of Edwards for 5 years.
		Director of Edwards since 2000.

Robert A. Pietroburgo	46	Executive Vice President and Director of the Branch	2001
		Division of Edwards since 2001. Regional Manager
		of Edwards from 2000 to 2001. Branch Manager of
		Edwards prior to 2000. Employee of Edwards for
		16 years. Director of Edwards since 2001.

Joseph G. Porter	42	Assistant Treasurer of the Company since 1999.	1999
		Senior Vice President and Assistant Director of
		Administration of Edwards since 2000. Principal
		Accounting Officer of the Company and Edwards
		since 1999. Accounting Manager prior to 1999.
		Employee of Edwards for 20 years. Director of
		Edwards since 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Financial Information
(Unaudited)

	Dividends Declared per Share	Stock Price Trading Range High – Low			Net Revenues (in millions)	Earnings (Loss) Before Tax (in millions)	Net Earnings (Loss) (in millions)	Earnings (Loss) per Share

								Diluted	Basic

Fiscal 2003 by Quarter
First	$0.16	$47.75	– $	38.85	$598.2	$61.0	$39.1	$0.48	$0.48
Second	$0.16	$39.75	– $	28.80	$569.1	$41.3	$26.6	$0.33	$0.34
Third	$0.16	$38.20	– $	26.50	$513.0	$36.3	$32.0	$0.39	$0.40
Fourth	$0.16	$37.04	– $	25.50	$513.7	$32.8	$21.2	$0.26	$0.26

Fiscal 2002 by Quarter
First	$0.16	$44.75	– $	31.80	$605.7	$70.9	$45.3	$0.56	$0.57
Second	$0.16	$48.29	– $	40.00	$596.8	$62.1	$41.0	$0.50	$0.51
Third	$0.16	$44.75	– $	29.76	$555.9	$24.4	$22.2	$0.28	$0.28
Fourth	$0.16	$46.70	– $	38.85	$580.0	$(65.3)	$(37.0)	$(0.46)	$(0.46)

Annual Meeting

     The 2003 Annual Meeting of Stockholders will be held at the Company’s headquarters, One North Jefferson, St. Louis, Missouri, on Thursday, June 19, 2003, at 10 a.m. The Notice of Annual Meeting, Proxy Statement and Proxy Voting Card are mailed in May to each stockholder. The Proxy Statement describes the items of business to be voted on at the Annual Meeting and provides information on the Board of Directors’ nominees for director and their principal affiliations with other organizations as well as other information about the Company.

Dividend Payment Dates

     The next four anticipated dividend payment dates are July 1 and October 1, 2003, and January 2 and April 1, 2004.

Stock Exchange Listing

     A.G. Edwards, Inc. stock is traded on the New York Stock Exchange under the symbol AGE. The approximate number of stockholders on February 28, 2003, was 24,200. The approximate number of equity security holders of record includes customers who hold the Company’s stock in their accounts on the books of Edwards.

Registrar/Transfer Agent
The Bank of New York
Shareholder Relations Department — 11E
P.O. Box 11258
Church Street Station
New York, New York 10286-1258
(800) 524-4458

ITEM 6.      SELECTED FINANCIAL DATA.

Consolidated Five-Year Summary

Year Ended	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999

	(In thousands, except per share amounts)
Revenues
Commissions:
Listed securities	$387,483	$403,921	$482,136	$537,005	$505,226
Options	23,485	28,453	55,883	62,708	49,830
Over-the-counter securities	70,864	111,065	295,921	331,992	199,472
Mutual funds	201,567	214,339	293,307	312,833	281,782
Commodities	26,371	17,966	16,540	17,305	15,518
Insurance	185,249	174,281	184,762	164,583	128,109

Total	895,019	950,025	1,328,549	1,426,426	1,179,937

Asset management and service fees	625,626	659,282	652,998	544,531	426,967

Principal transactions:
Equities	58,436	73,553	114,363	90,202	60,538
Debt securities	252,688	246,131	177,912	194,016	141,484

Total	311,124	319,684	292,275	284,218	202,022

Investment banking:
Underwriting fees and selling concessions	184,220	186,839	144,725	190,236	163,419
Management fees	66,960	69,590	28,572	35,483	55,582

Total	251,180	256,429	173,297	225,719	219,001

Interest:
Margin account balances	86,189	150,365	331,980	225,319	170,982
Securities owned and deposits	19,838	21,603	28,419	23,269	30,530

Total	106,027	171,968	360,399	248,588	201,512

Other	10,239	6,592	31,630	89,525	11,360

Total Revenues	2,199,215	2,363,980	2,839,148	2,819,007	2,240,799

Interest expense	5,214	25,567	97,942	22,818	5,628

Net Revenues	2,194,001	2,338,413	2,741,206	2,796,189	2,235,171

Non-Interest Expenses
Compensation and benefits	1,453,671	1,557,720	1,766,311	1,766,711	1,431,697
Communication and technology	282,603	295,353	242,530	159,258	123,126
Occupancy and equipment	134,149	133,240	126,594	105,297	100,972
Marketing and business development	40,177	41,612	51,767	42,744	34,617
Floor brokerage and clearance	22,464	21,912	22,957	21,667	20,933
Other	89,503	114,056	75,893	77,397	53,039
Restructuring	—	82,462	—	—	—

Total Non-Interest Expenses	2,022,567	2,246,355	2,286,052	2,173,074	1,764,384

Earnings Before Income Taxes	171,434	92,058	455,154	623,115	470,787

Income Taxes	52,606	20,557	167,677	240,194	178,670

Net Earnings	$118,828	$71,501	$287,477	$382,921	$292,117

Per Share Data:
Diluted Earnings	$1.46	$0.88	$3.43	$4.08	$3.00
Basic Earnings	$1.48	$0.89	$3.50	$4.16	$3.07
Cash Dividends	$0.64	$0.64	$0.64	$0.61	$0.57
Book Value	$20.92	$20.42	$20.29	$19.69	$17.16
Other Data:
Total Assets	$3,980,094	$4,187,170	$4,859,984	$5,347,587	$3,803,132
Stockholders’ Equity	$1,688,537	$1,647,796	$1,626,344	$1,717,122	$1,627,737
Cash Dividends	$51,034	$51,043	$51,962	$55,483	$54,002
Pre-tax Return on Average Equity	10.3%	5.6%	27.2%	37.3%	30.5%
Return on Average Equity	7.1%	4.4%	17.2%	22.9%	18.9%
Net Earnings as a Percent of Net Revenues	5.4%	3.1%	10.5%	13.7%	13.1%
Average Common and Common Equivalent
Shares Outstanding (Diluted)	81,177	81,282	83,925	93,814	97,322
Average Common Shares Outstanding (Basic)	80,133	80,013	82,096	92,140	95,252

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       (Year references are to fiscal years ended February 28 unless otherwise specified)

Introduction

     A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. Through this and its other operating subsidiaries (collectively, the “Company”), A.G. Edwards, Inc. provides securities and commodities brokerage, investment banking, trust, asset management, retirement planning and insurance products and services to its clients through one of the industry’s largest retail branch distribution systems. The Company is a St. Louis-based financial services firm with more than 700 locations and more than 16,100 employees in 49 states, the District of Columbia, and London, England. The Company’s primary business is to provide a full range of financial products and services, including investment banking, to its individual, institutional, corporate, governmental and municipal clients.

     The number of Company financial consultants at year-end was 7,222, a decrease of 2 percent from the prior year-end. The total number of locations at the end of 2003 was 709, up from 705 at year-end 2002.

General Business Environment

     Many factors affect the Company’s net revenues and profitability, including the level and volatility of interest rates, inflation, political events, investor sentiment, and legislative and regulatory developments. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from year to year.

     Fiscal 2003 produced another challenging year of market and economic conditions that dampened business and consumer confidence. The threat of more terrorist attacks, additional corporate and accounting scandals, and the debate and buildup for war with Iraq increased investor concerns and added to the uncertainty in the markets. In November 2002, the Federal Reserve Board reduced its target rate to 1.25 percent from 1.75 percent in an attempt to support economic growth.

     The Dow Jones Industrial Average began the 2003 fiscal year at 10,106 and ended the year at 7,891, a decrease of 22 percent, while the Nasdaq Composite Index decreased from 1,731 to 1,338, a decrease of 23 percent. Investors steered away from equity-based securities and moved toward Treasury and municipal securities as a safe haven. Activity on the major exchanges was mixed as the overall trading volumes on the New York Stock Exchange increased 17 percent and the Nasdaq decreased 7 percent from the prior year.

     In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, on-line service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally, for a similar client base, including the client base served by the Company. The financial services industry continues to experience consolidation and convergence as financial institutions offering a range of financial services have begun offering a broader array of securities and other investment products or have acquired securities firms to reach different markets. These trends may continue and could result in the Company’s competitors acquiring greater capital and other resources, as well as a broader range of products and services, and geographic diversity.

Interest Rates

     As discussed further below, the Company is subject to changes in net revenues, net earnings and earnings per share based on changes in interest rates. Net interest revenue and asset management and service fees are impacted by changes in interest rates and will likely decrease should interest rates decrease. Asset management and service fees are reduced as a result of certain third-party money funds offered by the Company reaching expense caps that are triggered by low money fund yields. Net interest revenue and asset management and service fees declined a combined $79 million (10 percent) in 2003 primarily due to decreases in interest rates. These revenues may decline further, year over year, reflecting the decrease in the federal funds target rate in November, and these revenues will likely continue to be limited until interest rates increase significantly.

Results of Operations

     The Company experienced in 2003 a decrease in net revenues and an increase in net earnings and earnings per share versus the previous fiscal year. This compares with a decrease in each category in 2002 compared with 2001. Net revenues declined 6 percent to $2.2 billion in 2003 after decreasing 15 percent to $2.3 billion in 2002. Net earnings increased 66 percent ($47 million) to $119 million in 2003 and decreased 75 percent ($216 million) to $72 million in 2002. Diluted earnings per share for the Company were $1.46 in 2003 versus $0.88 in 2002 and $3.43 in 2001. The Company’s profit margin was 5.4 percent in 2003 versus 3.1 percent and 10.5 percent in 2002 and 2001, respectively. The results for 2002 include restructuring and other charges of $107 million, which decreased net earnings $70 million.

     The following table and discussion summarize the changes in major categories of revenues and expenses for the past two fiscal years (dollars in thousands):

Increase (Decrease)	2003 vs 2002		2002 vs 2001

Revenues
Commissions	$(55,006)	(6)%	$(378,524)	(28)%
Asset management and service fees	(33,656)	(5)	6,284	1
Principal transactions	(8,560)	(3)	27,409	9
Investment banking	(5,249)	(2)	83,132	48
Interest	(65,941)	(38)	(188,431)	(52)
Other	3,647	55	(25,038)	(79)

Total Revenues	(164,765)	(7)	(475,168)	(17)
Interest expense	(20,353)	(80)	(72,375)	(74)

Net Revenues	(144,412)	(6)	(402,793)	(15)

Non-Interest Expenses
Compensation and benefits	(104,049)	(7)	(208,591)	(12)
Communication and technology	(12,750)	(4)	52,823	22
Occupancy and equipment	909	1	6,646	5
Marketing and business development	(1,435)	(3)	(10,155)	(20)
Floor brokerage and clearance	552	3	(1,045)	(5)
Other	(24,553)	(22)	38,163	50
Restructuring	(82,462)	(100)	82,462	n/a

Total Non-Interest Expenses	$(223,788)	(10)%	$(39,697)	(2)%

Commissions

     Commission revenues arise from activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, futures, options, and insurance products. As commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and product mix. Commission revenues declined $55 million (6 percent), from $950 million in 2002 to $895 million in 2003. This decrease resulted to a significant degree from reduced investor participation in the equity markets given the ongoing difficult market conditions. In addition, the Company’s clients continued to shift their assets to fee-based accounts and fixed-income securities. Commissions from over-the-counter transactions decreased $40 million (36 percent), listed transactions decreased $21 million (5 percent) and mutual funds decreased $13 million (6 percent).

     The $379 million (28 percent) drop in commission revenues in 2002 was primarily reflective of reduced retail investor activity in the equity markets due to difficult market conditions, uncertain economic environment and the September 11 terrorist attacks.

Asset Management and Service Fees

     Asset management and service fees include fees based on the value of client assets under management and transaction-related service fees as well as fees related to the administration of custodial and other specialty accounts. These revenues consist primarily of revenues earned from providing support and services in connection with client assets under third-party management, including mutual funds and annuities, as well as the Company’s trust services and in connection with Client Choice — a fee-based pricing alternative available to individual investors instead of the traditional transaction-based account.

     In 2003, asset management and service fees decreased $34 million (5 percent) as a result of a decrease of $35 million (30 percent) in distribution fees received from third-party investment managers in connection with certain third-party money market funds offered by the Company. These money market funds stipulate that fund expenses cannot exceed 25 percent of annual investment income. As interest rates have fallen in the past two years, the funds have reached these expense limitations resulting in severe reductions in the distribution fees received by the Company. Client money market fund balances remained virtually unchanged in 2003 from 2002. The downward trend in distribution fees is likely to continue following the Federal Reserve’s interest rate reduction in November 2002. Fees from third-party mutual funds were $9 million (4 percent) lower than in 2002 reflecting lower asset values and a retreat from these equity-based products, while service fees were $11 million (14 percent) higher spread across several categories.

     Asset management and service fees increased $6 million (1 percent) in 2002 due to increased fees generated from assets under third-party investment advisory services and from the Company’s management services. In addition, there was an increase in distribution fees received from money market funds resulting from an increase in investors choosing money markets in the uncertain market conditions of the time. These were offset by a decrease in fees from third-party mutual funds and annuities reflecting lower asset values and a retreat from equity-based products.

Principal Transactions

     The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal transactions revenue.

     Principal transactions revenue decreased $9 million (3 percent) in 2003 from 2002. Revenue from the sale of equity securities and corporate debt decreased $15 million (21 percent) and $11 million (13 percent), respectively, while revenues from the sale of municipal and government securities increased $10 million (9 percent) and $7 million (15 percent). Corporate accounting scandals, market volatility related to concerns about the economy and the possibility of war with Iraq led investors to the higher after-tax yields of municipals and increased safety of Treasury products.

     In 2002, principal transactions revenue increased $27 million (9 percent) resulting primarily from a $68 million (38 percent) increase in revenue from the sale of fixed-income products that was partially offset by a $41 million (36 percent) decrease in revenue from the sale of equity securities as clients moved to more conservative investments given the volatility of the equity markets.

Investment Banking

     The Company derives investment banking revenues from underwriting public offerings of securities for corporate and governmental entities for sale to its clients. The Company also provides advisory services to corporate and governmental entities.

     Revenues from investment banking activities decreased $5 million (2 percent) in 2003. Underwriting fees and selling concessions from corporate products decreased $10 million (7 percent), reflecting investors’ desire for higher yields and greater safety. Underwriting fees and selling concessions from municipal and government products increased a combined $8 million (28 percent) as clients sought the relative safety of these products.

     In 2002, investor demand for fixed-income products and the popularity of trust preferred securities led to an increase of $83 million (48 percent) in revenues from investment banking activities. Underwriting fees and selling concessions from sales of corporate debt, municipal debt and government debt rose $55 million (147 percent), while revenues from the sale of corporate equity products fell $13 million (12 percent). Management fees increased $41 million (144 percent) as the Company participated as manager or co-manager in a larger number of offerings over the prior year.

Net Interest Revenue

     Interest revenue net of interest expense decreased $46 million (31 percent) for the year and decreased $116 million (44 percent) in fiscal 2002. The decreases were due to declines in average client margin balances and in the average interest rates.

Non-Interest Expenses

     Compensation and benefits decreased $104 million (7 percent) in 2003 and decreased $209 million (12 percent) in 2002. A significant portion of this expense is variable in nature and relates to commissionable sales (sales upon which payments are made to financial consultants) and to the Company’s profitability. The year-to-year comparisons generally reflect the changes in commissionable sales and profitability in both 2003 and 2002. In 2002, restructuring and other charges of $127 million were excluded from the calculation of incentive-related compensation. Commission expense decreased $37 million (5 percent) in 2003 and $130 million (14 percent) in 2002 as a result of decreased commissionable sales in both years. General and administrative salaries and benefits decreased $47 million (8 percent) in 2003 primarily as a result of workforce reductions implemented at the end of 2002. Included in the $47 million decrease, the cost of medical benefits declined $11 million (16 percent) primarily as a result of changes in plan design. General and administrative salaries and benefits increased $29 million (5 percent) in 2002 due to general salary and employment increases and a $12 million (21 percent) increase in medical benefits resulting from the increasing cost of medical insurance. Incentive compensation decreased $23 million (13 percent) in 2003 and $109 million (38 percent) in 2002, reflecting decreased profitability in both years. The impact in 2003 was reduced by the implementation of three performance-based compensation structures, one for research analysts, one for investment bankers and one for institutional sales traders.

     Communication and technology expenses decreased $13 million (4 percent) in 2003. Decreases in expenses of $31 million principally related to financial consultants’ workstations, repairs and maintenance, and professional services from outside contractors were partially offset by an increase of $18 million due to the amortization of several technology initiatives that were placed in service during 2002. In 2002, communication and technology expenses increased $53 million (22 percent) primarily due to the use of new technology initiatives and increased expenses related to the new financial consultant workstation, which experienced first full year of use.

     Other expenses decreased $25 million (22 percent) in 2003 from 2002. In 2002, the Company reserved $26 million against a $37 million margin loan. In 2003, the Company expensed an additional $7 million for this loan, increasing the reserve to $33 million. The collateral underlying the secured portion of the loan was liquidated throughout 2003 and the Company realized proceeds in the amount of the unreserved balance. Both years were negatively impacted by reserves established in connection with client litigation.

     All remaining operational expenses combined were relatively unchanged in 2003 from 2002. In 2002, these expenses decreased a combined $5 million (2 percent) as a result of decreased marketing and business development expenses of $10 million (20 percent) from the costs in 2001, which included expenses related to a national sales conference at its St. Louis headquarters. The decrease was partially offset by a $7 million (5 percent) increase in occupancy and equipment expenses primarily related to branch expansion and relocation.

Restructuring Charge

     As a result of a number of actions taken to reduce costs, streamline headquarters’ operations and better position the Company for improved profitability, a restructuring charge of $82 million ($52 million after-tax) was recorded in 2002. The charge included the following components:

  Approximately $46 million was due to the write-off of capitalized software related to the discontinuance or realignment of certain technology initiatives after a review of technology priorities as the Company redesigned its technology infrastructure.

  Approximately $19 million resulted from severance costs associated with job reductions of approximately 460 non-branch personnel achieved through a combination of voluntary and involuntary separations.

  Approximately $17 million related to the planned sale or sublease of certain real estate holdings and leases as the Company consolidated its St. Louis non-branch workforce to its main headquarters campus.

     Of these amounts, $7 million related to severance costs and $9 million related to real estate transactions remained unpaid at February 28, 2003. The remaining severance costs were paid in fiscal 2004.

Income Taxes

     The Company’s effective tax rate was 31 percent for the current year compared to 22 percent in the prior year. The current year rate was affected by an $8.9 million tax benefit resulting from the settlement of a state tax matter covering a number of tax years as well as the recognition of a federal tax item based on guidance published by the Internal Revenue Service during the year. The prior year tax rate was affected by a favorable reduction in state taxes due to corporate structure changes and the resolution of other matters during the year. For additional information regarding the difference between effective tax rates and statutory rates, see Note 8 (Income Taxes) of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. Customer receivables decreased in 2003 as the Company’s clients continued to reduce their use of margin borrowings in reaction to the economic, market, geopolitical and other events of the past two years. Short-term bank loans decreased due to the reduced need to finance client margin balances.

     The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $163 million and $283 million and average securities lending arrangements of $186 million and $371 million in 2003 and 2002, respectively, were primarily used to finance customer receivables.

     The Company is expanding its headquarters with an additional office building and learning center. The total construction cost of this project is estimated to be $185 million. Total expenditures for this project through February 28, 2003, were $162 million. This project is expected to be complete in 2004.

     The Company is engaged in a project that, when fully implemented, will update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company’s securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through February 28, 2003, were $26 million. The project is expected to be completed in mid-fiscal year 2006.

     In November 2002, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period January 1, 2003 through December 31, 2004. The Company purchased 3.1 million shares at an aggregate cost of $115 million in 2003, and 2.2 million shares at an aggregate cost of $85 million in 2002 under this authorization and other previously authorized plans.

     The Company has commitments of $124 million to various private equity partnerships, of which $58 million remained unfunded at February 28, 2003.

     Management believes the Company has adequate sources of credit available, if needed, to finance customer trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently, the Company has access to $1.5 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

     The Company’s principal subsidiary, A.G. Edwards & Sons, Inc., is required by the Securities and Exchange Commission to maintain specified amounts of liquid net capital to meet its obligations to clients — see Note 7 (Net Capital Requirements) of the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

     The consolidated financial statements are prepared in accordance with accounting standards generally accepted in the United States of America. In preparing these consolidated financial statements management makes use of estimates and assumptions. See Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated

Financial Statements. The Company believes that of its significant accounting policies, the following critical policies, estimates and assumptions may involve a higher degree of judgment and complexity and are the most susceptible to significant fluctuations in the near term.

     The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are cost, terms and liquidity of the investment, the sale price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yields that are publicly traded, and other factors generally pertinent to the valuation of investments.

     Receivables from customers consist primarily of floating rate loans collateralized by margin securities. Management estimates an allowance for doubtful accounts to reserve for potential losses from unsecured and partially-unsecured customer accounts deemed uncollectible. The facts and circumstances surrounding each receivable and the number of shares, price and volatility of the underlying collateral are considered by management in determining the allowance. Management continually evaluates its receivables from customers for collectibility and possible write-off. The Company manages the credit risk associated with its receivables from customers through credit limits and continuous monitoring of collateral.

     The Company is a defendant in a number of lawsuits and arbitrations which arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimants will result in losses to the Company on certain of these claims. The Company has, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company’s liability are the loss and damages sought by the claimants, the merits of the claims, the total cost of defending the litigation and the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve.

     Accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary from these estimates. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets are required to be tested at least annually for impairment. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The Company adopted provisions of SFAS No. 144 in the first quarter of fiscal-year 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring).” The provisions of this standard are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for the fair value of an obligation undertaken in issuing a guarantee and also requires certain disclosures of such guarantees. The disclosure requirements became effective in 2003. The recognition requirements became effective for the Company on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 is effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date and August 31, 2003, with respect to interests in variable interest entities existing prior to that date. Although the Company has not completed its analysis of FIN 46, the Company currently does not believe it will be required to consolidate any material variable interest entities.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 permits three alternative methods of transition for a voluntary change to the fair-value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective applications for companies that adopt prior to the beginning of fiscal-year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years’ expense. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The transitional guidance of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, earnings per share or cash flows as the Company applies the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” However, the disclosure provisions of SFAS No. 148 will require the Company to include the disclosure requirements of SFAS No. 123, effective for the Company’s quarter ending May 31, 2003.

Risk Management

General

     The business activities of the Company expose it to a variety of risks. Management of these risks is necessary for the long-term profitability of the Company. The Company manages these risks through the establishment of numerous policies, procedures and controls. The Company does not rely on off-balance sheet arrangements or transactions with unconsolidated, special purpose or limited purpose entities to manage its risks. The most significant risks to the Company are operational, legal, credit and market risk.

Operational Risk

     Operational risk refers generally to the risk of loss resulting from the Company’s operations including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems and inadequacies or breaches in the Company’s control processes. The Company operates in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

     In order to mitigate and control operational risk, the Company developed, and continues to enhance, specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company has procedures that require that all transactions are accurately recorded and properly reflected in the Company’s books and records and are confirmed on a timely basis, that position valuations are subject to periodic independent review procedures, and that collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances. The Company also uses periodic self-assessments and Internal Audit examinations as further reviews of operational risk.

Legal Risk

     Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company also has established procedures that are designed to ensure that senior management’s policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy and record keeping.

Credit Risk

     Credit risk is discussed in Note 12 (Financial Instruments — Off-Balance Sheet Risk and Concentration of Credit Risk) of the Notes to Consolidated Financial Statements.

Market Risk

     Market risk is the risk of loss to the Company resulting from changes in interest rates, equity prices or both and has an indirect effect on the Company’s credit risk as it relates to the value of customer collateral. The Company is exposed to market risk to the extent it maintains positions in fixed-income and equity securities. The Company primarily manages its risk through the establishment of trading policies and guidelines and through the implementation of control and review procedures. The Company’s management philosophy provides for communication among all responsible parties throughout the trading day.

     The Company’s policy is to purchase inventory to provide investment products for its clients. Consequently, the Company purchases only inventory that it believes it can readily sell to its clients, thus reducing the Company’s exposure to liquidity risk but not market fluctuations. In addition, the Executive Committee of A.G. Edwards & Sons, Inc. establishes maximum inventory guidelines for fixed-income and equity securities subject to certain limited exceptions.

     Capital management and control are accomplished through review (by product managers and members of management outside of the trading areas) of various reports, including reports that show current inventory profit and loss, inventory positions exceeding set limits, and aged positions. Additionally, real-time capital management data are available for intraday assessments.

     The Company does not act as a dealer, trader or end-user of complex derivative products such as swaps, collars and caps. The Company provides advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products. The Company will occasionally hedge a position in its debt inventory through the use of financial futures contracts. These transactions are not material to the Company’s financial condition or results of operations.

     Equity Price Risk. Equity price risk refers to the risk of changes in the level or volatility of the price of equity securities. The Company is exposed to this risk as a result of its market making activities. At February 28, 2003 and 2002, the potential daily loss in the fair value of equity securities was not material.

     Interest Rate Risk. Interest rate risk refers to the risk of changes in the level or volatility of interest rates, the speed of payments on mortgage-backed securities, the shape of the yield curve and credit spreads. The Company is exposed to this risk as a result of maintaining inventories of interest-rate-sensitive financial instruments. This is the Company’s primary market risk.

     The Company has elected to use a sensitivity approach to express the potential decrease in the fair value of the Company’s interest-rate-sensitive financial instruments. The Company calculated the potential loss in fair value of its debt inventory by calculating the change in the offering price of each inventory item resulting from a 10 percent increase in either the Treasury yield curve for taxable products or the Municipal Market Data Corporation’s AAA rated yield curve for tax-exempt products. Using this method, if such a 10 percent increase were to occur, the Company calculated a potential loss in fair value of its debt inventory of $12 million at February 28, 2003, and $13 million at February 28, 2002.

Forward-Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, changes in technology or operations, the effect, cost or timing of technology project, the effect or success of outsourced operations, estimates of capital expenditures, the affect of interest rate changes on future distribution fees, and implementation and effects of expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management — Market Risk” of this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     A.G. Edwards, Inc.
Consolidated Balance Sheets

	February 28, 2003	February 28, 2002

	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$97,552	$100,425
Cash and government securities, segregated under federal and other regulations	103,714	92,921
Securities purchased under agreements to resell	220,000	44,823
Securities borrowed	77,130	68,264
Receivables:
Customers, less allowance for doubtful accounts of $44,508 and $38,214	2,038,807	2,460,753
Brokers, dealers and clearing organizations	22,469	44,615
Fees, dividends and interest	60,051	76,004
Securities inventory, at fair value:
State and municipal	316,172	254,582
Government and agencies	50,134	38,252
Corporate	75,599	84,674
Investments	237,183	217,954
Property and equipment, at cost, net of accumulated depreciation and
amortization of $579,225 and $470,805	526,387	531,283
Deferred income taxes, net	93,775	93,460
Other assets	61,121	79,160

	$3,980,094	$4,187,170

Liabilities and Stockholders’ Equity
Short-term bank loans	$40,000	$107,300
Checks payable	236,525	239,607
Securities loaned	227,356	274,535
Securities sold under agreements to repurchase	—	45,861
Payables:
Customers	960,679	982,371
Brokers, dealers and clearing organizations	134,911	141,511
Securities sold but not yet purchased, at fair value	35,440	30,200
Employee compensation and related taxes	346,292	392,187
Deferred compensation	170,690	184,999
Income taxes	15,222	12,878
Other liabilities	124,442	127,925

Total Liabilities	2,291,557	2,539,374

Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	289,028	286,480
Retained earnings	1,943,325	1,892,189

	2,328,816	2,275,132
Less: Treasury stock, at cost (15,737,245 and 15,767,984 shares)	640,279	627,336

Total Stockholders’ Equity	1,688,537	1,647,796

	$3,980,094	$4,187,170

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Earnings

Year Ended	February 28, 2003	February 28, 2002	February 28, 2001

	(Dollars in thousands, except per share amounts)
Revenues
Commissions	$895,019	$950,025	$1,328,549
Asset management and service fees	625,626	659,282	652,998
Principal transactions	311,124	319,684	292,275
Investment banking	251,180	256,429	173,297
Interest	106,027	171,968	360,399
Other	10,239	6,592	31,630

Total Revenues	2,199,215	2,363,980	2,839,148
Interest expense	5,214	25,567	97,942

Net Revenues	2,194,001	2,338,413	2,741,206

Non-Interest Expenses
Compensation and benefits	1,453,671	1,557,720	1,766,311
Communication and technology	282,603	295,353	242,530
Occupancy and equipment	134,149	133,240	126,594
Marketing and business development	40,177	41,612	51,767
Floor brokerage and clearance	22,464	21,912	22,957
Other	89,503	114,056	75,893
Restructuring	—	82,462	—

Total Non-Interest Expenses	2,022,567	2,246,355	2,286,052

Earnings Before Income Taxes	171,434	92,058	455,154
Income Taxes	52,606	20,557	167,677

Net Earnings	$118,828	$71,501	$287,477

Earnings Per Share:
Diluted	$1.46	$0.88	$3.43

Basic	$1.48	$0.89	$3.50

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Stockholders’ Equity

(Three Years Ended February 28, 2003)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	(Dollars in thousands, except per share amounts)
Balances, March 1, 2000	$96,463	$253,917	$1,645,332	$(278,590)	$1,717,122
Net earnings			287,477		287,477
Dividends declared — $0.64 per
share			(51,962)		(51,962)
Treasury stock acquired				(446,726)	(446,726)
Stock issued:
Employee stock purchase/option
plans		17,687	(5,464)	72,501	84,724
Restricted stock		8,490	(4)	27,223	35,709

Balances, February 28, 2001	96,463	280,094	1,875,379	(625,592)	1,626,344
Net earnings			71,501		71,501
Dividends declared — $0.64 per
share			(51,043)		(51,043)
Treasury stock acquired				(85,137)	(85,137)
Stock issued:
Employee stock purchase/option
plans		908	(3,648)	66,520	63,780
Restricted stock		5,478		16,873	22,351

Balances, February 28, 2002	96,463	286,480	1,892,189	(627,336)	1,647,796
Net earnings			118,828		118,828
Dividends declared — $0.64 per
share			(51,034)		(51,034)
Treasury stock acquired				(114,500)	(114,500)
Stock issued:
Employee stock purchase/option
plans		1,432	(10,320)	75,396	66,508
Restricted stock		1,116	(6,338)	26,161	20,939

Balances, February 28, 2003	$96,463	$289,028	$1,943,325	$(640,279)	$1,688,537

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Cash Flows

Year Ended	February 28, 2003	February 28, 2002	February 28, 2001

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$118,828	$71,501	$287,477
Noncash and nonoperating items included in earnings:
Depreciation and amortization	131,903	123,125	100,348
Expense of restricted stock awards	19,415	22,568	32,581
Deferred income taxes	(315)	(22,443)	4,344
Loss (gain) on investments, net	9,193	5,625	(11,751)
Allowance for doubtful accounts	9,009	27,056	6,341
Restructuring charge	—	52,395	—
(Increase) decrease in operating assets:
Cash and government securities, segregated	(10,793)	(14,466)	8,396
Securities purchased under agreements to resell	(175,177)	(27,471)	(6,678)
Securities borrowed	(8,866)	59,064	150,871
Receivable from customers	412,937	797,411	485,791
Receivable from brokers, dealers and clearing organizations	22,146	(14,301)	(7,785)
Fees, dividends and interest receivable	15,953	(5,070)	(7,945)
Securities inventory	(64,397)	(84,192)	115,092
Trading investments, net	(20,739)	47,655	(87,809)
Other assets	18,093	(36,805)	(2,158)
Increase (decrease) in operating liabilities:
Checks payable	(3,082)	(12,951)	(31,044)
Securities sold under agreements to repurchase	(45,861)	45,861	—
Securities loaned	(4,549)	(98,699)	(170,381)
Payable to customers	(21,692)	83,280	(47,282)
Payable to brokers, dealers and clearing organizations	(6,600)	18,427	(80,045)
Securities sold but not yet purchased	5,240	(994)	6,274
Employee compensation and related taxes	(45,895)	(105,974)	(90,729)
Deferred compensation	(14,309)	9,404	24,297
Income taxes	9,409	(40,858)	(992)
Other liabilities	(3,483)	26,842	12,752

Net cash from operating activities	346,368	925,990	689,965

Cash Flows From Investing Activities:
Purchase of property and equipment, net	(127,007)	(190,808)	(295,801)
Purchase of other investments	(18,116)	(72,926)	(25,353)
Proceeds from sale or maturity of other investments	10,433	19,695	23,217

Net cash from investing activities	(134,690)	(244,039)	(297,937)

Cash Flows From Financing Activities:
Short-term bank loans	(67,300)	(212,500)	(318,200)
Securities loaned	(42,630)	(407,432)	313,363
Employee stock transactions	60,967	58,428	74,158
Purchase of treasury stock	(114,500)	(85,137)	(446,726)
Cash dividends paid	(51,088)	(50,889)	(53,106)

Net cash from financing activities	(214,551)	(697,530)	(430,511)

Net Decrease in Cash and Cash Equivalents	(2,873)	(15,579)	(38,483)
Cash and Cash Equivalents, at Beginning of Year	100,425	116,004	154,487

Cash and Cash Equivalents, at End of Year	$97,552	$100,425	$116,004

     Interest payments, net of amounts capitalized of $2,565, $2,044 and $1,055, totaled $5,494 in 2003, $29,304 in 2002 and $98,444 in 2001.

     Income taxes paid totaled $43,223 in 2003, $85,947 in 2002 and $165,304 in 2001.

     Supplemental disclosures of noncash financing activities: Restricted stock awards granted, totaled $21,738 in 2003, $24,614 in 2002 and $34,977 in 2001.

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

1.      Summary of Significant Accounting Policies

Business Description

     A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) operate and are managed as a single business segment providing investment services to its clients. The Company offers a wide range of services designed to meet clients’ individual investment needs, including securities and commodities brokerage, asset management, retirement planning, insurance, trust, investment banking and other related services. These services are provided by approximately 7,200 financial consultants in more than 700 locations of the Company’s principal operating subsidiary, A.G. Edwards & Sons, Inc. Because these services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients, the Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. With headquarters in St. Louis, the Company has offices in 49 states, the District of Columbia, and London, England.

Basis of Financial Information

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. Where appropriate, prior years’ financial information has been reclassified to conform to the current-year presentation.

Use of Estimates

     In preparing these consolidated financial statements, management makes use of estimates concerning certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, the allowance for doubtful accounts, and accruals for litigation and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.

Securities Transactions

     Securities purchased under agreements to resell (Resale Agreements) and securities sold under agreements to repurchase are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company’s policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity.

     Securities borrowed and securities loaned are recorded at the amount of the cash collateral provided for securities borrowed transactions and received for securities loaned transactions, respectively. The adequacy of the collateral is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. Substantially all of these transactions are executed under master netting agreements, which give the Company right of offset in the event of counterparty default.

     Customer securities transactions are recorded on settlement date. Revenues and related expenses for transactions executed but unsettled are accrued on a trade-date basis. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated balance sheets.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

1.       Summary of Significant Accounting Policies (Continued)

Investment Banking

     Investment banking revenues, which include underwriting fees, selling concessions and management fees, are recorded when services for the transaction are substantially completed. Transaction-related expenses are deferred and later expensed to match revenue recognition.

Allowance for Doubtful Accounts

     Receivables from customers, primarily consisting of floating rate loans collateralized by margin securities, are charged interest at rates similar to other such loans made throughout the industry. Management estimates an allowance for doubtful accounts to reserve for potential losses from unsecured and partially unsecured customer accounts deemed uncollectible. The facts and circumstances surrounding each receivable from customers and the number of shares, price and volatility of the underlying collateral are considered by management in determining the allowance. Management continually evaluates its receivables from customers for collectibility and possible write-off. The Company manages the credit risk associated with its receivables from customers through credit limits and continuous monitoring of collateral. The allowance for doubtful accounts may be susceptible to significant fluctuations in the near term.

Fair Value

     Securities inventory, securities sold but not yet purchased and securities segregated under federal and other regulations are recorded on a trade date basis and are carried at fair value. Fair value is based on quoted market or dealer prices, pricing models, or management’s estimates. Unrealized gains and losses are reflected in revenue.

     The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

Investments

     Investments consist of private equity investments, mutual funds, U.S. government securities and other investments. Private equity investments are held by investment company subsidiaries, which are outside the scope of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are carried at fair value. The Company classifies mutual fund investments as trading securities in accordance with SFAS No. 115. Trading securities are recorded at fair value. U.S. government securities are classified as held-to-maturity and are held at amortized cost as the Company has the intent and ability to hold the securities to maturity. The majority of other investments include securities held by the Company’s broker-dealer subsidiary and are recorded at fair value. The unrealized gains and losses of investment securities are reflected in other revenue.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization; land is recorded at cost. Depreciation of buildings is provided using the straight-line method over estimated useful lives of 20 to 45 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement, generally five to 10 years. Equipment, primarily consisting of office equipment and building

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

1.      Summary of Significant Accounting Policies (Continued)

components, is depreciated over estimated useful lives of three to 15 years using accelerated methods of depreciation. Computer hardware, including servers and mainframes, and satellite equipment are depreciated over estimated useful lives of three to five years using the straight-line method. Internally developed applications and purchased software meeting the criteria for capitalization are amortized over their estimated useful lives, generally not exceeding three years, using the straight-line method. The Company periodically evaluates and adjusts the carrying value of its property and equipment when impairment exists.

Stock-Based Compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations to account for its employee stock plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans. Restricted stock awards are expensed in the year granted, which is the defined service period.

Income Taxes

     Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using current tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company files a consolidated federal income tax return.

Comprehensive Earnings

     Comprehensive earnings for each of the three years in the period ended February 28, 2003, was equal to the Company’s net earnings.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets are required to be tested at least annually for impairment. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal-year 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The Company adopted provisions of SFAS No. 144 in the first quarter of fiscal-year 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will replace the existing guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this standard are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

1.       Summary of Significant Accounting Policies (Continued)

FIN 45 requires the recognition of a liability for the fair value of an obligation undertaken in issuing a guarantee and also requires certain disclosures of such guarantees. The disclosure requirements became effective in 2003. The recognition requirements became effective for the Company on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 is effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date and August 31, 2003, with respect to interests in variable interest entities existing prior to that date. Although the Company has not completed its analysis of FIN 46, the Company currently does not believe it will be required to consolidate any material variable interest entities.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 permits three alternative methods of transition for a voluntary change to the fair-value based method of accounting for employee stock-based compensation. SFAS No. 148 continues to permit prospective applications for companies that adopt prior to the beginning of fiscal-year 2004. SFAS No. 148 also allows for a modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years’ expense. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The transitional guidance of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, earnings per share or cash flows as the Company applies the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” However, the disclosure provisions of SFAS No. 148 will require the Company to include the disclosure requirements of SFAS No. 123, effective for the Company’s quarter ending May 31, 2003.

2.      Restructuring and Other Charges

     As a result of a number of actions taken to reduce costs, streamline headquarters operations and better position the Company for improved profitability, a restructuring charge of $82,462 was recorded in 2002. The Company also recorded other charges of $44,500.

Restructuring Charge

     The following table reflects changes in the restructuring reserves included in employee compensation and related taxes and other liabilities at February 28, 2003 and 2002:

	Initial Balance	Utilized in Fiscal-Year 2002	Balance February 28, 2002	Utilized in Fiscal-Year 2003	Adjustments in 2003 to Initial Estimates	Balance February 28, 2003

Technology asset write-offs	$46,332	$(45,932)	$400	$(264)	$—	$136
Severance costs	18,605	—	18,605	(10,987)	(640)	6,978
Real estate consolidations	17,525	(7,938)	9,587	(1,767)	1,505	9,325

	$82,462	$(53,870)	$28,592	$(13,018)	$865	$16,439

     The remaining severance costs liability was paid in fiscal 2004. The real estate consolidations liability will be paid out over the remaining lives of the related leases.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

2.      Restructuring and Other Charges (Continued) Other Charges

     The other charges of $44,500 incurred by the Company in 2002 included reserves of $16,900 for customer litigation and $25,800 for a $37,660 partly secured margin loan. In 2003, the Company expensed an additional $7,000 for this loan, increasing the reserve to $32,800. The collateral underlying the secured portion of the loan was liquidated throughout the year and the Company realized proceeds in the amount of the unreserved balance.

3.      Property and Equipment

     At February 28, 2003 and 2002, property and equipment consists of:

	2003	2002

Land	$20,523	$19,925
Building and leasehold improvements	276,973	244,789
Equipment and computer hardware	494,391	458,226
Software and software applications	152,837	141,700
Construction in progress	160,888	137,448

Total property and equipment	1,105,612	1,002,088
Less: Accumulated depreciation and amortization	(579,225)	(470,805)

Total property and equipment, net	$526,387	$531,283

4.      Short-Term Financing

     The Company’s short-term financing is generally obtained through the use of securities lending arrangements and bank loans. The interest rates on such short-term borrowings reflect market rates of interest or rebates at the time of the transactions. The average securities lending arrangements outstanding that were utilized in financing activities were $186,000 in 2003, $371,000 in 2002 and $1,100,000 in 2001, at average effective interest rates of 2.0 percent in 2003, 3.2 percent in 2002 and 6.5 percent in 2001. Customer securities were utilized in these arrangements. Bank loans are short-term borrowings that are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such bank loans was $163,000 in 2003, $283,000 in 2002 and $406,000 in 2001, at average effective interest rates of 2.1 percent, 3.3 percent and 6.5 percent, respectively. Company-owned investments of $38,952 in 2003, $33,376 in 2002 and $34,854 in 2001 were utilized to secure certain bank borrowings. Banks do not have the ability to sell or repledge such investments. Substantially all other bank borrowings throughout each year were secured by customer-owned securities. At February 28, 2003 and 2002, there were outstanding short-term bank loans of $40,000 and $107,300, respectively.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

5.      Employee Stock Plans

     The Company applies the provisions of APB Opinion No. 25 to account for its employee stock plans. If compensation expense for the Company’s stock option and stock purchase plans were determined based on the estimated fair value of the options granted, consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been as follows:

	2003	2002	2001

Net income, as reported	$118,828	$71,501	$287,477
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards net of changes in incentive
compensation and related tax effects	(9,129)	(8,449)	(17,500)

Pro forma net earnings	$109,699	$63,052	$269,977

Earnings per share:
Diluted	$1.46	$0.88	$3.43

Basic	$1.48	$0.89	$3.50

Pro forma earnings per share:
Diluted	$1.35	$0.78	$3.22

Basic	$1.37	$0.79	$3.29

     The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

Employee Stock Purchase Plan

     Options to purchase 1,875,000 shares of common stock granted to employees under the Employee Stock Purchase Plan are exercisable October 1, 2003, at 85 percent of market price based on dates specified in the plan. Employees purchased 1,850,030 shares at $27.13 per share in 2003, 1,708,788 shares at $29.58 per share in 2002, and 1,870,983 shares at $32.33 per share in 2001. Treasury shares were utilized for all of the shares issued. The fair value of the options granted under this plan was estimated using the following assumptions for 2003, 2002 and 2001, respectively: dividend yield of 1.79 percent, 1.56 percent and 1.44 percent; an expected life of one year; expected volatility of 36 percent, 39 percent and 46 percent; and risk-free interest rates of 1.43 percent, 2.47 percent and 6.21 percent. The fair value of the options granted in 2003, 2002 and 2001 was $4.41, $8.03 and $14.08 per option, respectively.

Restricted Stock and Stock Options

     Under the Company’s Incentive Stock Plan, three types of benefits may be awarded to officers and key employees: restricted stock, stock options and stock appreciation rights. Such awards are subject to forfeiture upon termination of employment during a restricted period, generally three years from the award date. Through February 28, 2003, no stock appreciation rights had been granted.

     Restricted stock awards are made, and shares issued, without cash payment by the employee. Eligible employees at February 28, 2003, were awarded 844,188 shares with a market value of $21,738. At February 28, 2002 and 2001, the awards were 564,550 and 967,561 shares, respectively, with corresponding market values of $24,614 and $34,977. Treasury shares were utilized for these awards.

     Nonqualified stock options are granted to purchase common stock at 100 percent of market value at date of grant. Such options are exercisable beginning three years from date of award and expire eight years from date of award for awards granted prior to 2003 and 10 years for awards granted in 2003 or earlier upon termination of employment. The fair value of each option grant was estimated at the date of grant using the following assumptions

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

5.       Employee Stock Plans (Continued)

for 2003, 2002 and 2001, respectively: dividend yield of 1.79 percent, 1.56 percent and 1.44 percent; expected lives of seven years for 2003 and six years for 2002 and 2001; expected volatility of 34 percent, 38 percent and 35 percent; risk-free interest rates of 3.37 percent, 4.6 percent and 4.86 percent; and a forfeiture rate of 9 percent, 8 percent and 8 percent. The fair value of options granted under this plan in 2003, 2002 and 2001 was $8.66, $16.37 and $13.27, respectively.

     A summary of the status of the Company’s stock options as of February 28, 2003, 2002 and 2001, and changes during the years ended on those dates is presented as follows:

	Shares (000)	2003 Weighted Average Exercise Price	Shares (000)	2002 Weighted Average Exercise Price	Shares (000)	2001 Weighted Average Exercise Price

Outstanding, beginning of year	4,730	$29.49	4,803	$30.74	4,840	$27.52
Granted	756	$25.75	446	$43.60	901	$36.15
Exercised	(519)	$21.36	(474)	$13.77	(828)	$16.95
Forfeited	(56)	$38.98	(45)	$37.12	(110)	$37.12

Outstanding, end of year	4,911	$33.61	4,730	$29.49	4,803	$30.74

Treasury shares utilized for
exercises	519		474		828

      The following table summarizes information about outstanding stock options at February 28, 2003:

Range of Exercise Prices			Options Outstanding			Options Exercisable

			Number Outstanding (000)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price

$16	–$	20	331	1	$16.59	331	$16.59
$21	–$	25	354	2	$21.21	354	$21.21
$26	–$	30	756	10	$25.75	—	—
$31	–$	35	722	4	$32.50	722	$32.50
$36	–$	40	1,781	5.49	$37.77	912	$39.32
$41	–$	45	967	4.81	$43.30	530	$43.06

			4,911			2,849

6.      Employee Profit Sharing Plan

     The Company has a defined contribution plan [401(k)] covering substantially all employees, whereby the Company is obligated to make contributions, in specified amounts as defined therein, based on the compensation of eligible employees. Prior to 2003, the Company was obligated to match, in specified amounts, portions of contributions made by eligible employees. Additional contributions may be made at the discretion of the Company and are generally based on the Company’s pre-tax earnings. The Company expensed $60,658 in 2003, $62,650 in 2002 and $86,873 in 2001, in connection with the 401(k).

     The Company has an unfunded, nonqualified deferred compensation plan that provides benefits to participants whose contributions from the Company in the 401(k) are subject to Internal Revenue Service limitations. The Company expensed $13,883 in 2003, $25,226 in 2002 and $41,895 in 2001, in connection with this plan. Participants may choose to base their return on the performance of one or more of a combination of mutual funds

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

6.       Employee Profit Sharing Plan (Continued)

as designated by the Company or, in limited cases, the broker call rate. Participants have no ownership in the mutual funds. Included in investments are $90,998 in 2003 and $70,259 in 2002 in mutual funds that were purchased by the Company to hedge its liability to the participants that choose to base the performance of their return on the mutual fund option, with the exception of those who choose to base the performance of the return on money market mutual funds.

7.       Net Capital Requirements

     As a registered broker-dealer, A.G. Edwards & Sons, Inc. is subject to net capital rules administered by the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require A.G. Edwards & Sons, Inc. to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2003, the subsidiary’s net capital of $606,277 was 30 percent of aggregate debit items and $565,635 in excess of the minimum required.

     Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to A.G. Edwards, Inc. These subsidiaries have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by A.G. Edwards, Inc. is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

8.       Income Taxes

     The provisions for income taxes (net of the resolution of tax matters) consist of:

	2003	2002	2001

Current:
Federal	$54,747	$53,282	$144,996
State and local	(1,826)	(10,282)	18,337

	52,921	43,000	163,333
Deferred	(315)	(22,443)	4,344

	$52,606	$20,557	$167,677

     Deferred income taxes reflect temporary differences in the bases of the Company’s assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

8.       Income Taxes (Continued)

      Significant components of deferred tax assets and liabilities at February 28, 2003 and 2002, are as follows:

	2003	2002

Deferred Tax Assets:
Employee benefits	$124,471	$121,718
Other	14,216	19,316

	138,687	141,034

Deferred Tax Liabilities:
Receivables	20,682	16,471
Investments	14,186	18,571
Property and equipment	5,257	11,070
Other	4,787	1,462

	44,912	47,574

Net Deferred Tax Assets	$93,775	$93,460

     The Company expects to fully realize these deferred tax assets given its historical level of earnings and related taxes paid; accordingly, no valuation allowance has been established.

     A reconciliation of the effective tax rate and the federal statutory rate for 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	2.0	2.0	2.7
Resolution of Federal and state tax matters	(5.2)	(8.1)	—
Research and development credits	—	(4.3)	—
Municipal bond interest	(1.6)	(3.3)	(0.9)
Meal and entertainment expenses	0.9	1.3	0.3
Other	(0.4)	(0.3)	(0.2)

	30.7%	22.3%	36.9%

9.       Investments

     Investments consist of:

	2003	2002

Private equity	$101,485	$110,493
Mutual funds	113,794	88,939
U.S. government securities	13,509	10,080
Other	8,395	8,442

Total Investments	$237,183	$217,954

     Private equity primarily consists of investments in a privately held investment management company and in Company-sponsored private equity funds. The Company has commitments of $124,000 to various private equity partnerships, of which $58,250 remain unfunded at February 28, 2003. The Company’s mutual fund investments are utilized primarily to hedge certain liabilities under its deferred compensation plan and also include a qualified investment by its trust company subsidiary. The Company primarily invests in U.S. government securities through its trust company subsidiary, and the majority of other investments include securities held by the Company’s broker-dealer subsidiary.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

10.      Stockholders’ Equity

Earnings Per Share

      The following table presents the computations of basic and diluted earnings per share:

	2003	2002	2001

Net earnings available to common stockholders	$118,828	$71,501	$287,477

Shares (in thousands):
Weighted average shares outstanding	80,133	80,013	82,096

Effect of dilutive common shares:
Restricted shares	327	217	375
Stock purchase plan	355	276	508
Stock option plan	362	776	946

Dilutive common shares	1,044	1,269	1,829

Total weighted average diluted shares	81,177	81,282	83,925

Earnings per share:
Diluted	$1.46	$0.88	$3.43

Basic	$1.48	$0.89	$3.50

     At year-end 2003, 2002 and 2001, there were 966,570, 532,786 and 0 options, respectively, that were considered antidilutive and thus were not included in the above calculations.

Stock Repurchase Program

     In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period January 31, 2003 through December 31, 2004. The Company purchased 3,145,319 shares at an aggregate cost of $114,500 in 2003, 2,164,900 shares at an aggregate cost of $85,137 in 2002 and 10,640,750 shares at an aggregate cost of $446,726 in 2001, under this authorization and other previously authorized plans.

Stockholders’ Rights Plan

     The Company’s Stockholders’ Rights Plan, as amended, provides for the distribution of one Common Stock Purchase Right for each outstanding share of the Company’s common stock. The rights cannot be exercised or traded apart from the common stock until, without the prior consent of the Company, a third party acquires no less than 20 percent of the Company’s outstanding common stock or commences a tender or exchange offer that would result in the third party acquiring no less than 20 percent of the outstanding common stock. The Board of Directors may decrease the 20 percent thresholds to 10 percent of the outstanding stock. Each right, upon becoming exercisable, entitles the registered holder to purchase one share of common stock for $150 from the Company. If a person actually acquires no less than 20 percent, or 10 percent if applicable, of the Company’s common stock without the Board of Directors’ consent, then each right will entitle the holder, other than the acquiring third party, to purchase for $150 the number of shares of the Company’s common stock (or in the event of a merger or other business combination, the number of shares of the acquirer’s stock) that has a market value of $300. The rights, which are redeemable by the Company at a price of $0.01 each prior to the person’s acquiring no less than 20 percent, or 10 percent if applicable, of the Company’s common stock are subject to adjustment to prevent dilution and expire June 25, 2005.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

11.       Commitments and Contingent Liabilities

     The Company has long-term operating leases and commitments related to office space, equipment and service agreements. Minimum commitments under all such noncancelable leases and service agreements, some of which contain escalation clauses and renewal options, at February 28, 2003, are as follows:

Year ending February 28 (29),

2004	$102,200
2005	81,400
2006	73,100
2007	60,500
2008	50,100
Later years	102,300

$469,600

     Rental expense under all operating leases and service agreements was $133,871 in 2003, $115,816 in 2002 and $94,455 in 2001.

     The Company has remaining commitments of $23,200 through 2004 for the construction of an additional office building and a learning center at its headquarters campus.

     The Company is engaged in a project that, when fully implemented, will update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company’s securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project.

     In the normal course of business, the Company enters into when-issued and underwriting commitments and delayed delivery transactions. Settlement of these transactions at February 28, 2003, would not have had a material effect on the consolidated financial statements.

     The Company had outstanding letters of credit of $60,931 at February 28, 2003, and $70,106 at February 28, 2002, principally to satisfy margin deposit requirements with the Options Clearing Corporation.

     The Company is a defendant in a number of lawsuits and arbitrations that arose from its business activities. Some of these lawsuits and arbitrations claim substantial amounts, including punitive damage claims. Management has determined that it is likely that ultimate resolution in favor of the claimants will result in losses to the Company on certain of these claims. The Company has, after consultation with outside counsel and consideration of facts currently known by management, recorded estimated losses to the extent they believe certain claims are probable of loss and the amount of the loss can be reasonably estimated. Factors considered by management in estimating the Company’s liability are the loss and damages sought by the claimants, the merits of the claims, the total cost of defending the litigation and the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Results of litigation and arbitration are inherently uncertain, and management’s assessment of risk associated therewith is subject to change as the proceedings evolve. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these agreements is not quantifiable and may

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

11.      Commitments and Contingent Liabilities (Continued)

exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

12.       Financial Instruments

Off-Balance Sheet Risk and Concentration of Credit Risk

     The Company records customer transactions on a settlement date basis, generally three business days after trade date. The risk of loss on unsettled transactions is identical to that of settled transactions and relates to customers’ and other counterparties’ inability to fulfill their contracted obligations.

     In the normal course of business, the Company also executes customer transactions involving the sale of securities not yet purchased, the purchase and sale of futures contracts, and the writing of option contracts on both securities and futures. In the event customers or other counterparties, such as broker-dealers or clearing organizations, fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments in order to fulfill its obligations at prices that may differ from amounts recorded in the consolidated balance sheets.

     Customer financing and securities settlement activities generally require the Company to pledge customer securities as collateral in support of various financing sources. In addition, customer securities may be pledged as collateral to satisfy margin deposits at various clearing organizations. To the extent these counterparties are unable to fulfill their contracted obligation to return securities pledged, the Company is exposed to the risk of obtaining securities at prevailing market prices to meet its customer obligations.

     Securities sold but not yet purchased represent obligations of the Company to deliver specified securities at contracted prices. Settlement of such obligations may be at amounts greater than those recorded on the consolidated balance sheets.

     A substantial portion of the Company’s assets and obligations result from transactions with customers and other counterparties who have provided financial instruments as collateral. Volatile trading markets could impair the value of such collateral and affect the ability of customers and other counterparties to satisfy their obligations to the Company.

     The Company manages its risks associated with the aforementioned transactions through position and credit limits and the continuous monitoring of collateral. Additionally, collateral is requested from customers and other counterparties when appropriate.

     The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. At February 28, 2003, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,818,675, and the fair value of the collateral that had been sold or repledged was $304,367.

Derivatives

     The Company does not act as dealer, trader or end-user of complex derivatives such as swaps, collars and caps. The Company provides advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products. The Company will occasionally hedge a portion of its debt inventory through the use of financial futures contracts. These transactions are not material to the Company’s financial condition or results of operations.

Fair Value Consideration

     Substantially all of the Company’s financial instruments are carried at fair value or amounts that approximate fair value. Customer receivables, primarily consisting of floating rate loans collateralized by margin securities, are

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2003)
(Dollars in thousands, except per share amounts)

12.      Financial Instruments (Continued)

charged interest at rates similar to other such loans made throughout the industry. The Company’s remaining financial instruments are generally short-term in nature and liquidate at their carrying values.

13.      Enterprise Wide Disclosure

     The Company provides investment services to its clients through its financial consultants in its network of branch offices in the United States and London, England. Revenues from the Company’s non-U.S. operations are currently not material. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, annuities and insurance contracts, and the Company’s in-house portfolio managers. The Company earns interest revenue principally from financing its customer margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company’s net revenues by type of service for the years ended February 28:

	2003	2002	2001

Transaction services	$1,479,388	$1,548,824	$1,827,049
Asset management services	535,132	579,588	569,373
Interest	100,813	146,580	262,457
Other	78,668	63,421	82,327

	$2,194,001	$2,338,413	$2,741,206

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.:

     We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 28, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 25, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is included under the caption “Election of Directors — Nominees for Directors” in the Company’s 2003 Proxy Statement and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement, such information is hereby incorporated by reference, and in Part I of this Form 10-K under the caption “Executive Officers of the Company.”

ITEM 11.     EXECUTIVE COMPENSATION.

     The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the Company’s 2003 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in the Company’s 2003 Proxy Statement under the caption “Ownership of the Company’s Common Stock.” Such information is hereby incorporated by reference.

     The following table summarizes information about the equity compensation plans at February 28, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by
security holders	4,911,000	$33.61	11,911,360	(*)
Equity compensation plans not approved by
security holders	None	N/A	12,844	(**)

Total	4,911,000		11,924,204

(*)	Includes 5,625,000 shares authorized under the 2002 Employee Stock Purchase Plan.
(**)	Non-Employee Director Stock Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is contained in the Company’s 2003 Proxy Statement under the caption “Certain Transactions.” Such information is hereby incorporated by reference.

ITEM 14.     CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

     The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or other Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The evaluation of the Company’s Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Company’s Internal Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel, as well as by the independent auditors who evaluate them in connection with determining their auditing procedures related to their report on the annual financial statements and not to provide assurance on Internal Controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and Internal Controls, and to modify them as necessary. The Company intends to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

     From the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to ensure that material information relating to A.G. Edwards, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared, and that the Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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
3(i)	Certificate of Incorporation filed as Exhibit 3(i) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1993, as amended by the Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(i)(a) to the Registrant’s Form 10-Q for the quarter ended May 31, 1998.

3(ii)	By-laws filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1994.
4(i)	Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.
4(ii)	Reference is made to Article II, Article III Sections 1 and 15, Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By-laws filed as Exhibit 3(ii) to this Form 10-K.
4(iii)	Rights Agreement dated as of December 30, 1988, between A.G. Edwards, Inc. and Boatmen’s Trust Company as Rights Agent filed as Exhibit 4 to the Registrant’s Form 8-K Report dated December 30, 1988.
4(iv)	Amendment No. 1 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen’s Trust Company as Rights Agent, dated May 24, 1991, filed as Exhibit 4(iv) to Registrant’s Form 10-K for the fiscal year ended February 29, 1992.

4(v)	Amendment No. 2 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen’s Trust Company as Rights Agent, dated June 22, 1995, filed with the Registrant’s Form 8-A/A (Amendment No. 1) on July 12, 1995.

4(vi)	Amendment No. 3 to the Rights Agreement dated December 30, 1988, between A.G. Edwards, Inc. and Boatmen’s Trust Company as Rights Agent, dated July 11, 1997, filed as Exhibit 4(vi) to Registrant’s Form 10-K for the fiscal year ended February 28, 1998.

4(vii)	Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988, filed as Exhibit 4(vii) to Registrant’s Form 8-A/A (Amendment No. 2) on December 19, 2000.

10	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended May 31, 2002.
11	Computation of per share earnings is set forth in Note 10 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share” in this Form 10-K.
21	Registrant’s Subsidiaries.
23	Independent Auditors’ Consent.
24	Power of Attorney.
99(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.
(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended February 28, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.

(Registrant)

Date: April 28, 2003	By	/s/ Robert L. Bagby

Robert L. Bagby Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Robert L. Bagby, certify that:

1.	I have reviewed this annual report on Form 10-K of A.G. Edwards, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Robert L. Bagby

Robert L. Bagby Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Douglas L. Kelly, certify that:

1.	I have reviewed this annual report on Form 10-K of A.G. Edwards, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Douglas L. Kelly

Douglas L. Kelly Chief Financial Officer

POWER OF ATTORNEY

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

/s/ Robert L. Bagby	Chairman of the Board, Chief Executive	April 30, 2003
Officer and Director
Robert L. Bagby

/s/ Benjamin F. Edwards IV	Vice Chairman of the Board and Director	April 30, 2003

Benjamin F. Edwards IV

/s/ Ronald J. Kessler	Vice Chairman of the Board and Director	April 30, 2003

Ronald J. Kessler

/s/ Dr. E. Eugene Carter	Director	April 30, 2003

Dr. E. Eugene Carter

/s/ Samuel C. Hutchinson Jr.	Director	April 30, 2003

Samuel C. Hutchinson Jr.

/s/ Peter B. Madoff	Director	April 30, 2003

Peter B. Madoff

/s/ Mark S. Wrighton	Director	April 30, 2003

Mark S. Wrighton

/s/ Douglas L. Kelly	Treasurer, Chief Financial Officer and	April 30, 2003
Secretary
Douglas L. Kelly

/s/ Thomas H. Martin Jr.	Controller	April 30, 2003

Thomas H. Martin Jr.

/s/ Joseph G. Porter	Principal Accounting Officer	April 30, 2003

Joseph G. Porter

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.

     We have audited the consolidated financial statements of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 28, 2003 and 2002, and for each of the three years in the period ended February 28, 2003, and have issued our report thereon dated April 25, 2003; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of A.G. Edwards, Inc., and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 25, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Year ended February 28, 2003
Deducted from asset account:
Allowance for doubtful accounts	$38,214	$9,661	$3,367	$44,508

Year ended February 28, 2002
Deducted from asset account:
Allowance for doubtful accounts	$10,697	$27,542	$25	$38,214

Year ended February 28, 2001
Deducted from asset account:
Allowance for doubtful accounts	$5,043	$5,697	$43	$10,697

EXHIBIT INDEX

Exhibit	Description

21	Registrant’s Subsidiaries

23	Independent Auditors’ Consent

24	Power of Attorney (included on signature page)

99(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002