Form 10-Q
period 2003-05-31
EDWARDS A G INC
filed 2003-07-15
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2003			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes	X	No

At June 30, 2003 there were 79,522,459 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-8

	Item 2.	Management's Discussion and Analysis	8-11
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	11
		About Market Risk

	Item 4.	Controls and Procedures	11-12

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	12

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 6.	Exhibits and Report on Form 8-K	13

		SIGNATURES	14

		CERTIFICATIONS	15-16

PART I -- FINANCIAL INFORMATION

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	May 31,	February 28,
ASSETS	2003	2003
Cash and cash equivalents	$106,795	$97,552
Cash and government securities, segregated under
federal and other regulations	121,217	103,714
Securities purchased under agreements to resell	150,000	220,000
Securities borrowed	68,513	77,130
Receivables:
Customers, less allowance for doubtful
accounts of $44,836 and $44,508	2,035,316	2,038,807
Brokers, dealers and clearing organizations	23,178	22,469
Fees, dividends and interest	72,360	60,051
Securities inventory, at fair value:
State and municipal	200,072	316,172
Government and agencies	163,882	50,134
Corporate	63,302	75,599
Investments	253,859	237,183
Property and equipment, at cost, net of accumulated
depreciation and amortization of $595,231 and $579,225	520,535	526,387
Deferred income taxes, net	82,958	93,775
Other assets	59,947	61,121
	$3,921,934	$3,980,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$58,100	$40,000
Checks payable	241,833	236,525
Securities loaned	251,353	227,356
Payables:
Customers	969,435	960,679
Brokers, dealers and clearing organizations	137,287	134,911
Securities sold but not yet purchased, at fair value	27,273	35,440
Employee compensation and related taxes	229,616	346,292
Deferred compensation	180,814	170,690
Income taxes	16,130	15,222
Other liabilities	135,285	124,442
Total Liabilities	2,247,126	2,291,557
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	287,374	289,028
Retained earnings	1,958,333	1,943,325
	2,342,170	2,328,816
Less - Treasury stock, at cost (16,675,453 and 15,737,245 shares)	667,362	640,279
Total Stockholders' Equity	1,674,808	1,688,537
	$3,921,934	$3,980,094

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

		Three Months Ended
		May 31,
		2003	2002
REVENUES:
Commissions		$241,800	$251,373
Asset management and service fees		148,435	168,855
Principal transactions		70,396	83,646
Investment banking		69,684	61,858
Interest		24,186	28,972
Other		(1,619)	5,725
Total Revenues		552,882	600,429
Interest expense		784	2,238
Net Revenues		552,098	598,191

NON-INTEREST EXPENSES:
Compensation and benefits		372,855	395,509
Communication and technology		64,519	73,026
Occupancy and equipment		32,242	31,988
Marketing and business development		9,792	10,120
Floor brokerage and clearance		4,660	5,420
Other		24,695	21,129
Total Non-Interest Expenses		508,763	537,192

EARNINGS BEFORE INCOME TAXES		43,335	60,999

INCOME TAXES		15,459	21,935

NET EARNINGS		$27,876	$39,064

Earnings per share:
Diluted		$0.35	$0.48
Basic		$0.35	$0.48

Dividends per share		$0.16	$0.16

Average common and common equivalent
shares outstanding (in thousands):
Diluted		80,738	81,770
Basic		80,337	80,732

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$27,876	$39,064
Noncash and nonoperating items included in earnings	49,551	47,099
Change in:
Cash and government securities, segregated	(17,503)	458
Net securities borrowed and loaned	483	10,317
Net receivable from customers	12,190	(61,975)
Net payable to brokers, dealers
and clearing organizations	1,667	(21,779)
Fees, dividends and interest receivable	(12,309)	(4,437)
Securities inventory, net	6,482	(1,873)
Other assets and liabilities	(47,363)	(199,617)
Net cash from operating activities	21,074	(192,743)

Cash Flows from Investing Activities:
Purchase of property and equipment	(23,402)	(30,043)
Purchase of other investments	(3,777)	(3,377)
Proceeds from sale or maturity of other investments	4,767	6,250
Net cash from investing activities	(22,412)	(27,170)

Cash Flows from Financing Activities:
Short-term bank loans	18,100	277,600
Securities loaned	32,131	(1,024)
Employee stock transactions	124	13,407
Cash dividends paid	(12,795)	(12,849)
Purchase of treasury stock	(26,979)	(34,126)
Net cash from financing activities	10,581	243,008

Net Increase in Cash and Cash Equivalents	9,243	23,095
Cash and Cash Equivalents, Beginning of Period	97,552	100,425
Cash and Cash Equivalents, End of Period	$106,795	$123,520

Interest payments, net of amounts capitalized, totaled $661 and $1,660 during the three-month periods ended May 31, 2003 and 2002, respectively.

Income tax payments totaled $5,370 and $24,251 during the three month periods ended May 31, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2003. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim consolidated financial statements. The results of operations for the three months ended May 31, 2003, are not necessarily indicative of the results for the year ending February 29, 2004. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 935,238 shares at an aggregate cost of $26,979 during the three-month period ended May 31, 2003. The Company purchased 829,000 shares at an aggregate cost of $34,126 during the three-month period ended May 31, 2002 under its February 2001 plan.

Comprehensive earnings for the three-month periods ended May 31, 2003 and 2002 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended
	May 31,
	2003	2002

Net earnings available to common stockholders	$27,876	$39,064

Shares (in thousands):
Weighted average shares outstanding	80,337	80,732
Dilutive effect of employee stock plans	401	1,038
Total weighted average diluted shares	80,738	81,770
Diluted earnings per share	$0.35	$0.48
Basic earnings per share	$0.35	$0.48

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company applies the provisions of Accounting Principles Board Opinion No. 25 to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its income statement. The Company grants options to employees utilizing two shareholder approved plans: The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to a broad base of employees; The Incentive Stock Plan is a non-qualified plan and is used to grant market value options to certain officers and key employees. If compensation expense associated with these plans was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company's net earnings and earnings per share would have been as follows:

	Three Months Ended
	May 31,
	2003	2002

Net earnings, as reported	$27,876	$39,064
Deduct effect of stock option based employee compensation:
Employee Stock Purchase Plan*	(1,797)	(1,599)
Incentive Stock Plan*	(613)	(683)
Pro forma net earnings	$25,466	$36,782
Earnings per share, as reported:
Diluted	$0.35	$0.48
Basic	$0.35	$0.48
Pro forma earnings per share:
Diluted	$0.32	$0.45
Basic	$0.32	$0.46
*Net of changes in incentive compensation and related tax effects

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital and loans to affiliates. At May 31, 2003, Edwards' net capital of $606,002 was $564,309 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2003, the fair value of securities received as collateral where the Company is permitted to repledge the securities was $2,836,014 and the fair value of the collateral that had been repledged was $446,073.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal-year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

The following tables reflect changes in the restructuring reserve for the three months ending May 31, 2003 and 2002:

		Balance		Utilized in	Balance
		February 28,		1st Quarter	May 31,
		Year 2003		Fiscal Year 2004	2003

Technology asset write-offs			$136	$(66)	$70
Severance costs			6,978	(6,789)	189
Real estate consolidations			9,325	(1,512)	7,813
			$16,439	$(8,367)	$8,072

		Balance		Utilized in	Balance
		February 28,		1st Quarter	May 31,
		Year 2002		Fiscal Year 2003	2002

Technology asset write-offs			$400	$(66)	$334
Severance costs			18,605	(5,962)	12,643
Real estate consolidations			9,587	-	9,587
			$28,592	$(6,028)	$22,564

The remaining severance costs liability will be paid in fiscal 2004. The real estate consolidations liability will be paid out over the remaining lives of the related leases.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date and November 30, 2003, with respect to interests in variable interest entities existing prior to that date. Although the Company has not completed its analysis of FIN 46, the Company currently does not believe it will be required to consolidate any material variable interest entities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 permits three alternative methods of transition for a voluntary change to the fair-value based method of accounting for employee stock-based compensation. The disclosure provisions of this statement were adopted during the first fiscal quarter ended May 31, 2003 and are disclosed in the Notes to Condensed Consolidated Financial Statements under Stockholders' Equity.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement is effective for financial instruments entered into or modified after May 31, 2003. This Statement provides guidance for determining the classification of and accounting for certain financial instruments that embody obligations of the issuing entity. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Business Environment

Equity markets rose during the quarter ended May 31, 2003 reflecting renewed investor confidence. The Dow Jones Industrial Average ("DJIA"), National Association of Securities Dealers Automated Quotation Composite ("Nasdaq") and the Standard & Poor's 500 ("S&P 500") had three consecutive months of increases. For the three months ended May 31, 2003, the DJIA increased 959 points (12 percent) to close at 8,850, the Nasdaq rose 258 points (19 percent) ending at 1,596 and the S&P 500 climbed 122 points (15 percent) finishing at 964. The Federal Reserve Board's target interest rate remained at 1.25 percent for the three months ended May 31, 2003. Although these market indices rose during the quarter, they remained lower than the levels for the same period of the previous year.

For the three months ended May 31, 2002, the DJIA decreased 181 points (2 percent) to close at 9,925. The Nasdaq decreased 116 points (7 percent) to close at 1,616 and the S&P 500 decreased 40 points (4 percent) to close at 1,067. The Federal Reserve Board's target rate remained unchanged at 1.75 percent for the three months ended May 31, 2002.

Results of Operations - For the Three Months Ended May 31, 2003 vs May 31, 2002

The Company's net revenues and net earnings were lower for the three month period ended May 31, 2003 when compared to the same period in the prior year, due to the effects of lower interest rates, lower stock valuations and clients' continued hesitancy despite increased signs of a market recovery. Net revenues for the quarter were $552 million compared to $598 million a year ago, a $46 million (8 percent) decrease. Non-interest expenses were $509 million, a decrease of $28 million (5 percent) and net earnings were down $11 million (29 percent). Profit margin decreased to 5.0 percent compared to 6.5 percent in the same period last year primarily due to decreased non-commissionable revenues as distribution fees received from certain money funds and net interest revenue continued to decline.

The number of the Company's locations decreased to 707 from 709 and the number of financial consultants dropped to 7,090 from 7,222 compared to February 28, 2003. For the same period last year, the number of the Company's locations increased to 706 from 705 while the number of financial consultants decreased to 7,361 from 7,384.

Revenues from commissions decreased $10 million (4 percent) as a result of a decrease in commissions from equity and mutual fund transactions, partially offset by an increase in commodity and insurance commissions. Commissions from equities decreased $11 million (8 percent) as a result of a decrease in the number of listed trades and a decline in the average value per trade of over-the-counter securities. Commissions from mutual funds decreased $14 million (20 percent) mainly due to a 25 percent decrease in mutual fund trades in commission-based accounts. Commodity commissions increased $4 million (90 percent), primarily driven by the sale of managed commodity funds. The majority of the increase in insurance commissions of $12 million (27 percent) was due to an increased demand for variable annuities.

Asset management and service fees decreased $20 million (12 percent) due mainly to a decrease in revenues generated from fee-based accounts and distribution fees from certain money funds. Fee-based account revenue decreased $7 million (13 percent) primarily due to lower valuations of assets under management when compared to a year ago. Distribution fees from money funds were $12 million (74 percent) lower resulting from expense caps reached in the previous year's quarter that were triggered by lower money fund yields.

Principal transactions revenue decreased $13 million (16 percent) resulting from decreased activity in all categories. Corporate equities were down $2 million (12 percent) due to lower valuations of trades and decreased demand for equities as compared to a year ago. Revenue from the sale of corporate debt products decreased $3 million (15 percent) due to lower yields and client's continued concern for safety. Municipal and government debt products were $8 million (17 percent) lower than the prior year due to lower customer demand resulting from falling yields.

Revenues from investment banking increased $8 million (13 percent) primarily due to an increase in revenue from underwriting and selling concessions from corporate equities partially offset by a decrease in revenue from corporate debt. Revenue from corporate equities rose $12 million (51 percent) primarily due to increased sales of a variety of closed-end product offerings in the current quarter when compared to the prior year. Underwriting and selling concessions from corporate debt declined $5 million (37 percent) due to decreased participation in corporate bond deals resulting from lower demand for fixed income products and lower yields.

Net interest revenue decreased $3 million (12 percent) due to a decline in average client margin balances and a decrease in average interest rates charged on these balances.

Other revenues decreased $7 million (128 percent) compared to the same period in the prior year due to changes in private equity valuations. The valuations of the private equity investments decreased $3 million in the current year, while the prior year results included a $4 million gain on the sale of a private equity investment.

Compensation and benefits decreased $23 million (6 percent) due to lower commissionable revenue, earnings, and the number of employees compared to the same period last year.

Communication and technology expenses decreased $9 million (12 percent) principally due to decreased expenses for hardware and software, primarily related to the firm's ClientOne broker workstations.

All remaining expenses increased $3 million (4 percent) primarily the result of expenses related to legal matters that occurred in the normal course of business.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $144 million and $255 million and average securities lending arrangements of $178 million and $220 million for the quarters ended May 31, 2003 and 2002, respectively, were primarily used to finance customer receivables.

The Company is completing an expansion of its headquarters with an additional office building and learning center. The total cost of this project including costs to build and occupy is estimated to be $185 million. Total expenditures for this project through May 31, 2003, were $167 million. The Company began to occupy the new office building at the end of the first quarter.

The Company is engaged in a project that, when fully implemented, will update the Company's technology infrastructure, streamline its back office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company's securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through May 31, 2003 were $41 million. The project is expected to be completed in mid-fiscal year 2006.

The Company committed $124 million to various private equity partnerships, of which $58 million remained unfunded at May 31, 2003.

Under the Company's January 2003 stock repurchase program, the Company purchased 935,238 shares at an aggregate cost of $27 million during the three-month period ended May 31, 2003. At May 31, 2003, the Company had 8,856,863 shares remaining to be purchased through December 31, 2004 under this program. Under the Company's February 2001 stock repurchase program the Company purchased 829,000 shares at an aggregate cost of $34 million during the three-month period ended May 31, 2002.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently, the Company has access to $1.5 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

The Company's principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), is required by the Securities and Exchange Commission to maintain specified amounts of liquid net capital to meet its obligations to clients. At May 31, 2003, Edwards' net capital of $606 million was $564 million in excess of the minimum requirement.

Forward-Looking Statements

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes, estimates of capital expenditures, and implementation and effects of expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

Item 4.	CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or other internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of the Company's Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Company's internal controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel, as well as by the independent auditors who evaluate them in connection with determining their auditing procedures related to their report on the annual financial statements and not to provide assurance on internal controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and internal controls, and to modify them as necessary. The Company intends to maintain the Disclosure Controls and the internal controls as dynamic systems that change as conditions warrant.

From the date of the Controls Evaluation to the date of this report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II -- OTHER INFORMATION

Item 1:	Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2003.

Item 4:	Submission of Matters To A Vote Of Security Holders

At the Company's Annual Meeting of Stockholders on June 19, 2003, stockholders approved the following nominations and proposals:

				Votes	Votes
			Votes For	Against	Withheld*

Nominations for director:
	Vicki B. Escarra		57,724,479		1,021,202
	Mark S. Wrighton		56,861,349		1,884,332

Ratification of auditors			56,974,316	1,685,546	85,819

A total of 58,745,681 shares were present in person or by proxy at the Annual Meeting.

*Includes abstentions and broker non-votes.

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

99(i)				Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99(ii)				Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Reports on Form 8-K

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarter ended May 31, 2003:

Current report dated March 27, 2003 for the purpose of filing the Unaudited Earnings Summaries for the three months and the year ended February 28, 2003 and supplemental quarterly information for A.G. Edwards, Inc.

Current report dated April 30, 2003 for the purpose of reporting an announcement of A.G. Edwards Inc.'s "Gateway Initiative" to transform the firm's securities-processing operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 14, 2003	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 14, 2003	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

CERTIFICATION

I, Robert L. Bagby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.G. Edwards, Inc.;

2.
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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003

/s/ Robert L. Bagby
Robert L. Bagby
Chief Executive Officer

CERTIFICATION

I, Douglas L. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A.G. Edwards, Inc.;

2.
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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003

/s/ Douglas L. Kelly
Douglas L. Kelly
Chief Financial Officer

-16-