Form 10-Q
period 2003-08-31
EDWARDS A G INC
filed 2003-10-14
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2003			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At September 30, 2003 there were 78,672,978 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-7

	Item 2.	Management's Discussion and Analysis	7-10
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	10
		About Market Risk

	Item 4.	Controls and Procedures	10-11

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	11

	Item 6.	Exhibits and Report on Form 8-K	12

		SIGNATURES	13

PART I - FINANCIAL INFORMATION

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	August 31,	February 28,
ASSETS	2003	2003
Cash and cash equivalents	$106,490	$97,552
Cash and government securities, segregated under
federal and other regulations	101,577	103,714
Securities purchased under agreements to resell	21,478	220,000
Securities borrowed	55,214	77,130
Receivables:
Customers, less allowance for doubtful
accounts of $45,131 and $44,508	2,103,211	2,038,807
Brokers, dealers and clearing organizations	25,658	22,469
Fees, dividends and interest	99,766	60,051
Securities inventory, at fair value:
State and municipal	233,364	316,172
Government and agencies	231,341	50,134
Corporate	154,601	75,599
Investments	267,315	237,183
Property and equipment, at cost, net of accumulated
depreciation and amortization of $623,736 and $579,225	512,752	526,387
Deferred income taxes	92,065	93,775
Other assets	61,913	61,121
	$4,066,745	$3,980,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$12,500	$40,000
Checks payable	228,174	236,525
Securities loaned	226,661	227,356
Payables:
Customers	983,091	960,679
Brokers, dealers and clearing organizations	157,525	134,911
Securities sold but not yet purchased, at fair value	91,141	35,440
Employee compensation and related taxes	330,081	346,292
Deferred compensation	185,006	170,690
Income taxes	34,225	15,222
Other liabilities	151,603	124,442
Total Liabilities	2,400,007	2,291,557
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	287,874	289,028
Retained earnings	1,982,552	1,943,325
	2,366,889	2,328,816
Less - Treasury stock, at cost (17,596,646 and 15,737,245 shares).	700,151	640,279
Total Stockholders' Equity	1,666,738	1,688,537
	$4,066,745	$3,980,094
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2003	2002	2003	2002
REVENUES:
Commissions	$268,393	$224,284	$510,193	$475,657
Asset management and service fees	161,762	163,347	310,197	332,202
Principal transactions	82,178	83,732	152,574	167,378
Investment banking	94,557	71,857	164,241	133,715
Interest	23,986	27,821	48,172	56,793
Other	2,515	(482)	896	5,243
Total Revenues	633,391	570,559	1,186,273	1,170,988
Interest expense	950	1,418	1,734	3,656
Net Revenues	632,441	569,141	1,184,539	1,167,332

NON-INTEREST EXPENSES:
Compensation and benefits	419,094	378,670	791,949	774,179
Communication and technology	68,795	73,687	133,314	146,713
Occupancy and equipment	36,269	34,041	68,511	66,029
Marketing and business development	11,099	10,031	20,891	20,151
Floor brokerage and clearance	5,989	6,186	10,649	11,606
Other	33,800	25,240	58,495	46,369
Total Non-Interest Expenses	575,046	527,855	1,083,809	1,065,047

EARNINGS BEFORE INCOME TAXES	57,395	41,286	100,730	102,285

INCOME TAXES	19,907	14,690	35,366	36,625

NET EARNINGS	$37,488	$26,596	$65,364	$65,660

Earnings per share:
Diluted	$0.46	$0.33	$0.81	$0.81
Basic	$0.47	$0.34	$0.82	$0.82

Dividends per share	$0.16	$0.16	$0.32	$0.32

Average common and common equivalent
shares outstanding (in thousands):
Diluted	80,488	80,313	80,615	81,042
Basic	79,394	79,453	79,865	80,092

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$65,364	$65,660
Noncash and nonoperating items included in earnings	78,949	93,948
Change in:
Cash and government securities, segregated	2,137	(9,193)
Net securities under resale and repurchase agreements	198,522	(6,245)
Net securities borrowed and loaned	18,282	(21,689)
Net receivable from customers	(42,054)	229,222
Net payable to brokers, dealers
and clearing organizations	19,425	(29,107)
Fees, dividends and interest receivable	(39,715)	(9,912)
Securities inventory, net	(121,700)	(80,317)
All other assets and liabilities	(7,109)	(87,985)
Net cash from operating activities	172,101	144,382

Cash Flows from Investing Activities:
Purchase of property and equipment	(47,473)	(59,747)
Purchase of other investments	(11,878)	(8,523)
Proceeds from sale or maturity of other investments	5,856	7,773
Net cash from investing activities	(53,495)	(60,497)

Cash Flows from Financing Activities:
Short-term bank loans, net	(27,500)	(2,000)
Securities loaned	2,939	27,598
Employee stock transactions	1,235	14,948
Cash dividends paid	(25,552)	(25,649)
Purchase of treasury stock	(60,790)	(74,427)
Net cash from financing activities	(109,668)	(59,530)

Net Increase in Cash and Cash Equivalents	8,938	24,355
Cash and Cash Equivalents, Beginning of Period	97,552	100,425
Cash and Cash Equivalents, End of Period	$106,490	$124,780

Interest payments, net of amounts capitalized, totaled $1,661 and $3,762 during the six-month periods ended August 31, 2003 and 2002, respectively.

Income tax payments totaled $15,755 during the six-month period ended August 31, 2003 and income tax refunds, net of payments, totaled $8,434 during the six-month period ended August 31, 2002.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2003. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim condensed consolidated financial statements. The results of operations for the six months ended August 31, 2003, are not necessarily indicative of the results for the year ending February 29, 2004. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 1,886,411 shares at an aggregate cost of $60,790 during the six-month period ended August 31, 2003. The Company purchased 1,901,271 shares at an aggregate cost of $74,427 during the six-month period ended August 31, 2002 under its February 2001 plan.

Comprehensive earnings for the six-month periods ended August 31, 2003 and 2002 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2003	2002	2003	2002

Net earnings available to common stockholders	$37,488	$26,596	$65,364	$65,660

Shares (in thousands):
Weighted average shares outstanding	79,394	79,453	79,865	80,092
Dilutive effect of employee stock plans	1,094	860	750	950
Total weighted average diluted shares	80,488	80,313	80,615	81,042
Diluted earnings per share	$0.46	$0.33	$0.81	$0.81
Basic earnings per share	$0.47	$0.34	$0.82	$0.82

For the three-month and six month periods ended August 31, 2003, there were 2,727,176 options that were considered antidilutive and thus not included in the above calculation. For the three-month and six-month periods ended August 31, 2002, there were 2,777,241 and 969,920 options, respectively, that were considered antidilutive and thus not included in the above calculation.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company applies the provisions of Accounting Principles Board Opinion No. 25 to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its income statement. The Company grants options to employees utilizing two shareholder approved plans: The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company's stock at a discount from market to a broad base of employees; The Incentive Stock Plan is a non-qualified plan and is used to grant options at market value to certain officers and key employees. If compensation expense associated with these plans was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been as follows:

	Six Months Ended
	August 31,
	2003	2002

Net earnings, as reported	$65,364	$65,660
Deduct effect of stock option based employee compensation:
Employee Stock Purchase Plan*	(3,594)	(2,913)
Incentive Stock Plan*	(1,499)	(1,367)
Pro forma net earnings	$60,271	$61,380
Earnings per share, as reported:
Diluted	$0.81	$0.81
Basic	$0.82	$0.82
Pro forma earnings per share:
Diluted	$0.75	$0.76
Basic	$0.75	$0.77

*Net of changes in incentive compensation and related tax effects.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company's liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation is not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At August 31, 2003, Edwards' net capital of $574,081 was $530,594 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At August 31, 2003, the fair value of securities received as collateral where the Company is permitted to repledge the securities was $2,910,651 and the fair value of the collateral that had been repledged was $441,122.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal-year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

The following tables reflect changes in the restructuring reserve for the six months ended August 31, 2003 and 2002:

	Balance	Adjustment	Utilized in	Balance
	February 28,	to Initial	Fiscal	August 31,
	2003	Estimate	2004	2003

Technology asset write-offs	$136	$-	$(136)	$-
Severance costs	6,978	-	(6,978)	-
Real estate consolidations	9,325	1,820	(2,375)	8,770
	$16,439	$1,820	$(9,489)	$8,770

	Balance	Adjustment	Utilized in	Balance
	February 28,	to Initial	Fiscal	August 31,
	2002	Estimate	2003	2002

Technology asset write-offs	$400	$-	$(132)	$268
Severance costs	18,605	-	(7,967)	10,638
Real estate consolidations	9,587	-	(1,109)	8,478
	$28,592	$-	$(9,208)	$19,384

In fiscal-year 2004, the real estate consolidation portion of the restructuring liability was adjusted to reflect a change in the Company's assumptions related to the sub-lease of certain office space. The adjustment is included in other expenses in the Company's Condensed Consolidated Statement of Earnings for the three-month and six-month periods ended August 31, 2003.

The real estate consolidations liability will be paid out over the remaining lives of the related leases, which extends to April 2008.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date and is effective for the interim period ending November 30, 2003, with respect to interests in variable interest entities existing prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, which extends the effective date of FIN 46 to the period ending February 29, 2004 for interests in variable interest entities existing prior to February 1, 2003. Although the Company has not completed its analysis of FIN 46, the Company currently does not believe it will be required to consolidate any material interests in variable interest entities.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement is effective for financial instruments entered into or modified after May 31, 2003. This Statement provides guidance for determining the classification of and accounting for certain financial instruments that embody obligations of the issuing entity. The adoption of this statement did not have a material impact on the Company's condensed consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Business Environment

Equity market indices steadily rose throughout the six-month period ended August 31, 2003. The Dow Jones Industrial Average ("DJIA"), the Nasdaq Composite Index ("Nasdaq"), and the Standard & Poor's 500 ("S&P 500") showed gains for six consecutive months. The DJIA increased 1,525 points (19 percent) to close at 9,416, the Nasdaq rose 472 points (35 percent) ending at 1,810 and the S&P 500 climbed 167 points (20 percent) finishing at 1,008. Each of these market indices surpassed their closing levels for the same period of the previous year. The Federal Reserve Board decreased its target interest rate 25 basis points to 1.00 percent in June, 2003.

Contrary to the steady increase of the first half of the current fiscal year, the equity markets for the six-month period ended August 31, 2002 were deteriorating. The DJIA ended at 8,664, dropping 1,442 points (14 percent), the Nasdaq closed at 1,315, decreasing 416 points (24 percent) and the S&P 500 fell to 916, a 191 point decline (17 percent). The Federal Reserve Board's target rate remained unchanged at 1.75 percent for the six-month period.

Results of Operations - For the Six Months Ended August 31, 2003 vs August 31, 2002

The Company's net revenues were slightly higher while net earnings remained essentially unchanged for the six-month period ended August 31, 2003 compared to the same period in the prior year. Net revenues for the period were $1,185 million compared to $1,167 million a year ago, a $17 million (2 percent) increase. Non-interest expenses, excluding income taxes, were $1,084 million, an increase of $19 million (2 percent) and net earnings were $65 million compared to $66 million for the prior year. Profit margin remained relatively the same at 5.5 percent compared to 5.6 percent in the same period last year.

The number of the Company's locations decreased to 706 from 709 and the number of financial consultants decreased to 7,024 from 7,222 compared to February 28, 2003. For the same period last year, the number of the Company's locations increased to 708 from 705 while the number of financial consultants decreased to 7,345 from 7,384.

Revenues from commissions increased $35 million (7 percent) driven primarily by increases in commissions from insurance, commodity and over-the-counter transactions. The biggest factor affecting the increase in insurance commissions of $20 million (23 percent) was an increase in demand for variable annuities. Commodity commissions increased $7 million (59 percent), primarily driven by the sale of third-party commodity funds. Commissions from equities increased $6 million (2 percent) which mainly resulted from an increase in commissions from over-the-counter securities due to the increase in the Nasdaq, while commissions from listed securities remained relatively flat.

Asset management and service fees decreased $22 million (7 percent) due mainly to a decrease in revenues generated from fee-based accounts and distribution fees from certain money funds, partially offset by an increase in service fees. Fee-based account revenue decreased $9 million (8 percent) primarily due to lower average valuations of assets under management when compared to a year ago. Distribution fees from money funds were $21 million (76 percent) lower resulting from expense caps reached in the previous year that were triggered by lower money fund yields.

Principal transactions revenue decreased $15 million (9 percent) resulting from decreased revenue related to debt securities. Revenue from the sale of debt products decreased $18 million (13 percent) due to lower customer demand resulting from falling yields. The lower revenue from debt products was partially offset by a slight increase in revenue from corporate equities of $3 million (9 percent) as compared to a year ago due to a rise in the equity markets resulting in an increase in the average trade size.

Revenues from investment banking increased $31 million (23 percent) fueled by an increase in revenue from underwriting and selling concessions from corporate equities and an increase in management fees. This increase was partially offset by a decrease in revenue from corporate debt. Revenue from corporate equities rose $35 million (70 percent) primarily due to increased sales of a variety of closed-end product offerings in the current period when compared to the prior year. Management fees increased $7 million (18 percent). Underwriting and selling concessions from corporate debt declined $11 million (37 percent) due to decreased participation in corporate bond deals resulting from lower demand for fixed income products and lower yields.

Net interest revenue decreased $7 million (13 percent) due to a decline in average client margin balances and a decrease in average interest rates charged on these balances.

Other revenues decreased $4 million (83 percent) compared to the same period in the prior year due to changes in private equity valuations. The valuations of the private equity investments decreased $2 million in the current year, while the prior year results included a $4 million gain on the sale of a private equity investment.

Compensation and benefits increased $18 million (2 percent) due to higher commission expense and other incentive compensation, partially offset by a decrease in salaries. Commission and other incentive compensation increased mainly as the result of increased commissionable revenue, while the decrease in salaries was the result of a decrease in the number of general and administrative employees compared to the same period last year.

Communication and technology expenses decreased $13 million (9 percent) principally due to decreased expenses for hardware and software, primarily related to the firm's ClientOne broker workstations. The Company expects ClientOne broker workstation expenses to continue to decrease until certain components of the initial hardware are replaced beginning next fiscal quarter.

All remaining expenses increased $14 million (10 percent) primarily the result of expenses related to legal matters and due to an increase in occupancy and equipment related expenses including depreciation, related to the home office expansion. Other expenses from the same period last year included a $7 million charge as the result of an increase in the reserve for a partly secured margin loan.

Results of Operations - For the Three Months Ended August 31, 2003 vs August 31, 2002

Net earnings for the quarter ended August 31, 2003 were $37 million on net revenues of $632 million compared to net earnings of $27 million on net revenues of $569 million for the same period a year ago. The explanation for revenue and expense fluctuations for the six-month period are generally applicable to the three months of operations except as noted below.

Commissions from listed securities increased $6 million (6 percent) as a result of an increase in the number of listed security trades.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $132 million and $210 million and average securities lending arrangements of $168 million and $208 million for the quarters ended August 31, 2003 and 2002, respectively, were primarily used to finance customer receivables.

In September 2003, the Company began a "Marketing Initiative" to reach out to investors with the firm's new logo, tagline, a stepped-up advertising presence and continued client-first philosophy. While a definite amount has not been determined, the Company currently expects this initiative to cost approximately $20 million on an annual basis.

The Company has completed the expansion of its headquarters with an additional office building and learning center. Total expenditures for this project through August 31, 2003, were $173 million. The Company began to occupy the new office building at the end of the first quarter.

The Company is engaged in a project that, when fully implemented, will update the Company's technology infrastructure, streamline its back office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company's securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through August 31, 2003 were $53 million, of which $24 million was capitalized. The project is expected to be completed in fiscal year 2006.

At August 31, 2003, the Company's remaining unfunded commitments to various private equity partnerships were $57 million.

Under the Company's January 2003 stock repurchase program, the Company purchased 1,886,411 shares at an aggregate cost of $61 million during the six-month period ended August 31, 2003. At August 31, 2003, the Company had 7,905,690 shares available to be repurchased through December 31, 2004 under this program. Under the Company's February 2001 stock repurchase program, the Company purchased 1,901,271 shares at an aggregate cost of $74 million during the six-month period ended August 31, 2002.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently, the Company has access to $1.5 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

The Company's principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), is required by the Securities and Exchange Commission to maintain specified amounts of liquid net capital to meet its obligations to clients. At August 31, 2003, Edwards' net capital of $574 million was $531 million in excess of the minimum requirement.

Forward-Looking Statements

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes and costs, estimates of capital expenditures, and implementation and effects of the estimates for the Marketing Initiative, expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

Item 4.	CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this report on Form 10-Q. This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or other internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There were no changes during the period covered by this report in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Based on the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls were effective as of the end of the period covered by this report.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 28, 2003.

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

	31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

	31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

	32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

	32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Report on Form 8-K

The following Current Report on Form 8-K was filed with or furnished to the SEC during the quarter ended August 31, 2003:

Current report dated June 19, 2003 for the purpose of filing the Unaudited Earnings Summaries for the quarter ended May 31, 2003 and supplemental quarterly information for A.G. Edwards, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	October 14, 2003	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 14, 2003	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-13-