Form 10-Q
period 2003-11-30
EDWARDS A G INC
filed 2004-01-14
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2003			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At December 31, 2003 there were 80,098,583 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-8

	Item 2.	Management's Discussion and Analysis	9-12
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	12
		About Market Risk

	Item 4.	Controls and Procedures	12-13

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	13

	Item 6.	Exhibits and Report on Form 8-K	14

		SIGNATURES	15

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	November 30,	February 28,
ASSETS	2003	2003
Cash and cash equivalents	$79,793	$97,552
Cash and government securities, segregated under
federal and other regulations	148,535	103,714
Securities purchased under agreements to resell	257,208	220,000
Securities borrowed	60,021	77,130
Receivables:
Customers, less allowance for doubtful
accounts of $45,458 and $44,508	2,223,733	2,038,807
Brokers, dealers and clearing organizations	25,237	22,469
Fees, dividends and interest	68,609	60,051
Securities inventory, at fair value:
State and municipal	238,699	316,172
Government and agencies	40,389	50,134
Corporate	92,929	75,599
Investments	284,051	237,183
Property and equipment, at cost, net of accumulated
depreciation and amortization of $655,185 and $579,225	512,012	526,387
Deferred income taxes	100,238	93,775
Other assets	48,751	61,121
	$4,180,205	$3,980,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$-	$40,000
Checks payable	227,016	236,525
Securities loaned	277,502	227,356
Payables:
Customers	940,549	960,679
Brokers, dealers and clearing organizations	171,030	134,911
Securities sold but not yet purchased, at fair value	65,555	35,440
Employee compensation and related taxes	367,168	346,292
Deferred compensation	192,394	170,690
Income taxes	18,744	15,222
Other liabilities	185,644	124,442
Total Liabilities	2,445,602	2,291,557
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	289,422	289,028
Retained earnings	1,994,275	1,943,325
	2,380,160	2,328,816
Less - Treasury stock, at cost (16,084,415 and 15,737,245 shares).	645,557	640,279
Total Stockholders' Equity	1,734,603	1,688,537
	$4,180,205	$3,980,094
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
REVENUES:
Commissions	$272,704	$204,664	$782,897	$680,321
Asset management and service fees	174,587	146,944	484,784	479,146
Principal transactions	72,418	69,418	224,992	236,796
Investment banking	76,377	65,552	240,618	199,267
Interest	22,051	25,985	70,223	82,778
Other	4,765	1,474	5,661	6,717
Total Revenues	622,902	514,037	1,809,175	1,685,025
Interest expense	403	1,051	2,137	4,707
Net Revenues	622,499	512,986	1,807,038	1,680,318

NON-INTEREST EXPENSES:
Compensation and benefits	400,878	336,983	1,192,827	1,111,162
Communication and technology	69,892	67,778	203,206	214,491
Occupancy and equipment	37,391	34,408	105,902	100,437
Marketing and business development	13,604	10,383	34,495	30,534
Floor brokerage and clearance	5,720	6,038	16,369	17,644
Other	34,166	21,077	92,661	67,446
Total Non-Interest Expenses	561,651	476,667	1,645,460	1,541,714

EARNINGS BEFORE INCOME TAXES	60,848	36,319	161,578	138,604

INCOME TAXES	21,131	4,352	56,497	40,977

NET EARNINGS	$39,717	$31,967	$105,081	$97,627

Earnings per share:
Diluted	$0.49	$0.39	$1.30	$1.20
Basic	$0.49	$0.40	$1.31	$1.22

Dividends per share	$0.16	$0.16	$0.48	$0.48

Average common and common
equivalent shares outstanding (in thousands):
Diluted	81,401	81,013	80,869	81,032
Basic	80,047	79,945	79,926	80,043

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$105,081	$97,627
Noncash and nonoperating items included in earnings	112,605	112,038
Change in:
Cash and government securities, segregated	(44,821)	(7,952)
Net securities under resale and repurchase agreements	(37,208)	(11,435)
Net securities borrowed and loaned	16,265	(2,334)
Net receivable from customers	(205,232)	201,094
Net payable to brokers, dealers
and clearing organizations	33,351	(2,256)
Fees, dividends and interest receivable	(8,558)	15,670
Securities inventory, net	100,003	(158,430)
All other assets and liabilities	51,864	(111,102)
Net cash from operating activities	123,350	132,920

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(84,516)	(78,754)
Purchase of other investments	(16,220)	(14,143)
Proceeds from sale or maturity of other investments	6,917	10,864
Net cash from investing activities	(93,819)	(82,033)

Cash Flows from Financing Activities:
Short-term bank loans, net	(40,000)	49,600
Securities loaned	50,990	(42,984)
Employee stock transactions	52,725	65,577
Cash dividends paid	(38,167)	(38,290)
Purchase of treasury stock	(72,838)	(102,477)
Net cash from financing activities	(47,290)	(68,574)

Net Increase in Cash and Cash Equivalents	(17,759)	(17,687)
Cash and Cash Equivalents, Beginning of Period	97,552	100,425
Cash and Cash Equivalents, End of Period	$79,793	$82,738

Interest payments, net of amounts capitalized, totaled $2,134 and $4,881 during the nine-month periods ended November 30, 2003 and 2002, respectively.

Income tax payments totaled $61,432 and $31,345 during the nine-month period ended November 30, 2003, and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2003. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim condensed consolidated financial statements. The results of operations for the nine months ended November 30, 2003, are not necessarily indicative of the results for the year ending February 29, 2004. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 2,217,302 shares at an aggregate cost of $72,838 during the nine-month period ended November 30, 2003. The Company purchased 2,750,555 shares at an aggregate cost of $102,477 during the nine-month period ended November 30, 2002 under its February 2001 plan.

Comprehensive earnings for the nine-month periods ended November 30, 2003 and 2002 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002

Net earnings available to common stockholders	$39,717	$31,967	$105,081	$97,627

Shares (in thousands):
Weighted average shares outstanding	80,047	79,945	79,926	80,043
Dilutive effect of employee stock plans	1,354	1,068	943	989
Total weighted average diluted shares	81,401	81,013	80,869	81,032
Diluted earnings per share	$0.49	$0.39	$1.30	$1.20
Basic earnings per share	$0.49	$0.40	$1.31	$1.22

For the three-month and nine-month periods ended November 30, 2003, there were 1,865,277 options that were considered antidilutive and thus not included in the above calculation. For the three-month and nine-month periods ended November 30, 2002, there were 2,760,424 and 966,945 options, respectively, that were considered antidilutive and thus not included in the above calculation.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

EMPLOYEE STOCK PLANS:

Options to purchase 1,875,000 shares of common stock granted under the Employee Stock Purchase Plan are exercisable October 1, 2004, at 85% of market price based on dates specified in the plan. Employees purchased 1,818,057 shares at $27.79 per share in October 2003. Treasury shares were utilized for these transactions.

The Company applies the provisions of Accounting Principles Board Opinion No. 25 to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder approved plans. The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company's stock at a discount from market value to a broad base of employees. The Incentive Stock Plan is a non-qualified plan and is used to grant options at market value to certain officers and key employees. If compensation expense associated with these plans was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been as follows:

	Nine Months Ended
	November 30,
	2003	2002

Net earnings, as reported	$105,081	$97,627
Deduct effect of stock option based employee compensation, net of tax effect:
Employee Stock Purchase Plan	(10,528)	(10,396)
Incentive Stock Plan	(3,490)	(2,820)
Pro forma net earnings	$91,063	$84,411
Earnings per share, as reported:
Diluted	$1.30	$1.20
Basic	$1.31	$1.22
Pro forma earnings per share:
Diluted	$1.13	$1.04
Basic	$1.14	$1.05

Pro forma net earnings	$91,063	$84,411
Decrease to incentive compensation funding formulas*	3,751	3,357
Pro forma net earnings after reduction for incentive compensation plans	$94,814	$87,768
Diluted	$1.17	$1.08
Basic	$1.19	$1.10

*Reflects reductions in incentive compensation plans that are formula driven.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company's liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters are not expected to have a material adverse effect on the condensed consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At November 30, 2003, Edwards' net capital of $596,423 was $551,441 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2003, the fair value of securities received as collateral where the Company is permitted to repledge the securities was $3,031,116 and the fair value of the collateral that had been repledged was $471,340.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal-year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables reflect changes in the restructuring reserve for the nine months ended November 30, 2003 and 2002:

	Balance	Adjustment	Utilized	Balance
	February 28,	to Initial	Fiscal	November 30,
	2003	Estimate	2004	2003

Technology asset write-offs	$136	$-	$(136)	$-
Severance costs	6,978	-	(6,978)	-
Real estate consolidations	9,325	1,820	(3,221)	7,924
	$16,439	$1,820	$(10,335)	$7,924

	Balance	Adjustment	Utilized	Balance
	February 28,	to Initial	Fiscal	November 30,
	2002	Estimate	2003	2002

Technology asset write-offs	$400	$-	$(198)	$202
Severance costs	18,605	-	(9,578)	9,027
Real estate consolidations	9,587	-	(1,272)	8,315
	$28,592	$-	$(11,048)	$17,544

In the second quarter of fiscal-year 2004, the real estate consolidation portion of the restructuring liability was adjusted to reflect a change in the Company's assumptions related to the sub-lease of certain office space. The adjustment is included in other expenses in the Company's Condensed Consolidated Statement of Earnings for the nine-month period ended November 30, 2003.

The real estate consolidations liability will be paid out over the remaining lives of the related leases, which extends to April 2008.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extends the effective date of FIN 46 to the period ending May 31, 2004. The Company currently does not believe it will be required to consolidate any material interests in variable interest entities.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share amounts)
(Unaudited)

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
CONDITION AND RESULTS OF OPERATIONS

General Business Environment

In the first nine months of fiscal 2004, the industry witnessed improvements in market and economic conditions that had created challenges in the prior fiscal year. The Dow Jones Industrial Average ("DJIA"), the Nasdaq Composite Index ("Nasdaq"), and the Standard & Poor's 500 ("S&P 500") showed gains for the nine consecutive months. The DJIA increased 1,891 points (24 percent) to close at 9,782; the Nasdaq rose 622 points (46 percent) to close at 1,960; and the S&P 500 climbed 217 points (26 percent) to close at 1,058. The Federal Reserve Board decreased its target interest rate 25 basis points to 1.00 percent in June 2003.

Results of Operations - For the Nine Months Ended November 30, 2003 vs November 30, 2002

The Company's net revenues increased $127 million (8 percent) to $1.8 billion from $1.7 billion compared to the same period last year. Non-interest expenses, excluding income taxes, were $1.6 billion, an increase of $104 million (7 percent) and net earnings were $105 million, an increase of $7 million (8%). Profit margins remained unchanged at 5.8% for both periods.

The number of the Company's locations decreased to 708 from 709 and the number of financial consultants decreased 266 to 6,956 from 7,222 at February 28, 2003. For the same period last year, the number of locations increased to 709 from 705 and the number of financial consultants decreased to 7,279 from 7,384.

Revenues from commissions increased $103 million (15 percent). Revenues from listed and over-the-counter markets increased $45 million (13 percent) reflecting the individual investors return to the equity markets. Commissions from the sale of mutual funds rose $29 million (19 percent) as clients invested in growth funds following the increased demand for equity-based products. Commodity commissions rose $10 million (54 percent) primarily due to increased sales of third-party commodity funds. Commissions from the sales of insurance and annuity products increased $20 million (15 percent), which generally followed the increased interest in equity-based products.

Asset management and service fees rose $6 million (1 percent). Fees from third-party mutual funds and insurance providers increased $20 million (11 percent) reflecting higher asset valuations and the general return to equity-based products. Service fees increased $14 million (21 percent) due to revenue growth from a variety of products and services. These gains were offset by a $28 million (73 percent) decrease in fees received in connection with the distribution of certain third-party money market funds offered by the Company. These money market funds had reached expense caps due to decreased interest rates. In November 2003, the investors in these money market funds voted to lift these expense caps. As a result, based on current fund levels and interest rates, the Company expects the distribution fees to increase approximately $15 million per quarter more than if the expense caps had remained. Actual results will depend on money fund balances, interest rates, the behavior of customers and the actions of the money market fund managers.

Revenues from principal transactions decreased $12 million (5 percent). Revenue from the sale of fixed income products fell $21 million (11 percent), while revenue from equity transactions increased $9 million (20 percent), as low yields and improved economic conditions shifted investor demand from debt products to equity products.

Investment banking revenues increased $41 million (21 percent) as underwriting fees and selling concessions received from corporate equity transactions increased $45 million (57 percent) and management fees increased $8 million (15 percent), while revenues derived from debt products decreased $12 million (19 percent). These changes were due to increases in the underwriting of a variety of closed-end fund products and, to a lesser extent, other equity products which were partially offset by reduced demand for low-yielding fixed income products.

Net interest revenue declined $10 million (13 percent) due to decreased average balances and interest rates related to customer receivables, partially offset by decreased average balances and interest rates related to short-term borrowings necessary to finance the receivables. In January 2004, the Company changed the base interest rate upon which it charged margin interest to its customers from the broker call rate to the prime rate. As a result, the Company expects interest revenue to increase in future periods. The Company expects interest revenue to increase approximately $6 million per quarter than if it had continued to base its interest charges on the broker call rate. Actual results will vary based upon the level of margin balances and future changes in interest rates.

Compensation and benefits expenses increased $82 million (7 percent) due to higher commission expense and incentive compensation, partially offset by decreased support salaries and health insurance costs. Commissions and incentive compensation increased primarily due to increased commissionable revenues, while the decline in salaries was the result of a decrease in the number of general and administrative employees. Health insurance costs declined due to a combination of fewer participants and a decrease in insurance claims.

Communication and technology expenses declined $11 million (5 percent) primarily due to decreased lease and depreciation costs on computer hardware partially offset by increased professional fees associated with a project to update the Company's technology infrastructure, as discussed further under the heading Liquidity and Capital Resources.

In March 2003, after examinations of a number of broker-dealers, the SEC, the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange ("NYSE") issued a joint report indicating that many securities firms failed in certain instances to provide breakpoint discounts in connection with eligible mutual fund sales. Following that report, the NASD required certain member firms, including Edwards, to conduct self-assessments of whether the firms had provided appropriate breakpoint discounts to customers and report the results to the NASD. The NASD subsequently ordered 450 firms, including Edwards, to send a letter to clients that purchased front-end sales load mutual funds between January 1, 1999 and November 3, 2003, notifying them that they may be entitled to a refund. These letters were initially mailed in December and will continue through mid-February 2004. Edwards has established a reserve for estimated claims of $4.5 million for customers who purchased mutual funds during the notice period. The charge for this reserve, net of decreases in related compensation expenses, is $2.6 million.

All remaining expenses increased $33 million (15 percent) due to increases in reserves for legal and other matters, depreciation on the Company's headquarters expansion, professional fees, increased spending on the Company's branding initiative and reserves previously described for mutual fund breakpoint liability.

The Company's effective tax rate was 35 percent for the current period and 30 percent for the same period last year compared to a 35 percent federal statutory rate for both periods. The third quarter of last year was affected by an $8.9 million tax benefit resulting from the settlement of a state tax matter covering a number of tax years as well as the recognition of a federal tax item based on guidance published by the Internal Revenue Service during the third quarter.

Results of Operations - For the Three Months Ended November 30, 2003 vs November 30, 2002

Net earnings for the quarter ended November 30, 2003 were $40 million on net revenues of $622 million, compared to net earnings of $32 million on net revenues of $513 million for the same period a year ago. The explanation for revenue and expense fluctuations for the nine-month period are generally applicable to the three months of operations except as noted below:

Asset management and service fees increased $28 million (19 percent). Fees from third-party mutual funds and insurance providers increased $19 million (37 percent) reflecting higher asset valuations and the general return to equity-based products. Revenue from fee-based accounts increased $8 million (16 percent) following increased valuations in these accounts and an increased number of investors choosing fee-based accounts. Service fees increased $7 million (34 percent) due to revenue growth from a variety of products and services. These gains were offset by a $7 million (67 percent) decrease in distribution fees received from certain third-party money market funds offered by the Company.

Principal transactions revenues increased $3 million (4 percent), resulting from increases in revenues from equity transactions of $6 million (46 percent) and higher revenues from the sale of municipal and government fixed income-products of $3 million (9 percent), partially offset by a $6 million (36 percent) decrease in revenues from the sale of corporate fixed income products.

Communication and technology expenses increased $2 million (3 percent) mainly as the result of an increase in professional fees associated with a project to update the Company's technology infrastructure, as discussed further under the heading Liquidity and Capital Resources.

Mutual Fund Regulatory Matters

In 2003, a task force organized by the SEC, the NASD, the Securities Industry Association and the Investment Company Institute examined the ability of broker-dealers to deliver breakpoint discounts on the sale of front-end sales load mutual funds. The task force recommended significant changes to the procedures used to gather information from clients and to share information with mutual funds to better enable broker-dealers to deliver breakpoint discounts.

The SEC, the NASD and other regulators, as well as Congress, are examining the manner in which mutual funds compensate broker-dealers for the sale of their shares. Edwards has provided information in connection with certain examinations. Regulatory changes may in the future require additional disclosure by mutual fund companies and broker-dealers or changes in the methods of compensating broker dealers for mutual fund sales.

The Company is not able to predict whether industry-wide changes will occur or the possible impact if such changes do occur, but the effect could be significant and adverse depending on what changes, if any, are adopted.

Edwards has received information requests from the SEC and the NASD with respect to mutual fund transactions that may involve market timing, late trading or both and the SEC has examined certain of Edward's branch offices in connection with mutual fund transactions. Edwards has received subpoenas from the Secretary of the Commonwealth of Massachusetts related to mutual fund transactions and the termination of two financial consultants and a subpoena from the Secretary of State of Illinois related to mutual fund transactions. The SEC has asked Edwards, like other firms that use the National Securities Clearing Corporation's Fund/SERV system to submit and clear mutual fund orders, to review systems and controls for mutual funds orders to prevent late trading and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. The review of mutual fund orders is still in progress. However, as the result of prior internal reviews and the SEC requested reviews of systems and controls, Edwards has changed certain policies and procedures and is developing additional policies and procedures relating to the receipt and supervision of mutual fund orders.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $98 million and $188 million and average securities lending arrangements of $176 million and $199 million for the quarters ended November 30, 2003 and 2002, respectively, were primarily used to finance customer receivables.

The Company is engaged in a project that, when fully implemented, will update the Company's technology infrastructure, streamline its back office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company's securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through November 30, 2003 were $69 million, of which $27 million was capitalized. The project is expected to be completed in fiscal year 2006 with certain major components, including migration to the application service provider scheduled to occur in fiscal year 2005.

At November 30, 2003, the Company's remaining unfunded commitments to various private equity partnerships were $55 million.

Under the Company's January 2003 stock repurchase program, the Company purchased 2,217,302 shares at an aggregate cost of $73 million during the nine-month period ended November 30, 2003. At November 30, 2003, the Company had 7,574,799 shares available to be repurchased through December 31, 2004 under this program. Under the Company's February 2001 stock repurchase program, the Company repurchased 2,750,555 shares at an aggregate cost of $102 million during the nine-month period ended November 30, 2002.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently, the Company has access to $1.4 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

The Company's principal subsidiary, Edwards, is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At November 30, 2003, Edwards' net capital of $596 million was $551 million in excess of the minimum requirement.

Forward-Looking Statements

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, mutual fund breakpoint liability, effects of changes in the distribution fees for money funds, changes in the payments for mutual fund distribution, risk management, technology changes and costs, estimates of capital expenditures, and implementation and effects of the estimates for the branding initiative, expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or other internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of the Company's Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Company's internal controls over financial reporting are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel. The overall goals of these various evaluation activities are to monitor Disclosure Controls and internal controls over financial reporting, and to modify them as necessary. The Company intends to maintain the Disclosure Controls and the internal controls over financial reporting as dynamic systems that change as conditions warrant.

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

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

10	A.G. Edwards, Inc. Non-Employee Director Stock Compensation Plan.

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Reports on Form 8-K

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarter ended November 30, 2003:

Current report dated September 18, 2003 for the purpose of filing the Unaudited Earnings Summaries for the three-month and six-month periods ended August 31, 2003 and supplemental quarterly information for A.G. Edwards, Inc.

Current report dated September 25, 2003 for the purpose of reporting an announcement of A.G. Edwards Inc.'s "Marketing Initiative" to reach out to investors with the firm's new logo, tagline, a stepped-up advertising presence and continued client-first philosophy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 14, 2004	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 14, 2004	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-15-