Form 10-K
period 2004-02-29
EDWARDS A G INC
filed 2004-05-13
CIK 718482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 29, 2004

Commission file number 1-8527

State of Incorporation: DELAWARE • I.R.S. Employer Identification No.: 43-1288229
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $2.8 billion as of August 31, 2003.

At May 3, 2004, there were 79,959,275 shares of A.G. Edwards, Inc. common stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Proxy Statement filed with the Securities and Exchange Commission (“SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held June 24, 2004, (the “Company’s 2004 Proxy Statement”) are incorporated by reference into Part III hereof, as indicated. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

A.G. EDWARDS, INC.

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	3–7
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	8–9

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8	Financial Statements and Supplementary Data	22–39
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
Item 9A	Controls and Procedures	40–41

Part III

Item 10	Directors and Executive Officers of the Registrant	41
Item 11	Executive Compensation	41
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13	Certain Relationships and Related Transactions	42
Item 14	Principal Accountant Fees and Services	42

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43–44

PART I

ITEM 1.    BUSINESS.

(a)    General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (“Edwards”), is successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly-owned and indirectly-owned subsidiaries (collectively referred to as the “Company”) provide securities and commodities brokerage, investment banking, trust, asset management, financial and retirement planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. At February 29, 2004, the Company had more than 700 locations in 49 states, the District of Columbia, London, England, and Geneva, Switzerland and more than 15,900 full-time employees, including approximately 7,000 financial consultants providing services for approximately 3,600,000 clients.

Edwards is a broker-dealer whose business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards’ business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). In addition, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (“CFTC”) as a futures commission merchant (“FCM”).

A.G. Edwards Trust Company FSB (“Trust Company”) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. A.G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England, with an office located in Geneva, Switzerland. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships formed to invest in portfolios of venture capital and buy-out funds and direct investments. A.G. Edwards Technology Group, Inc. provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company that centralizes certain risk management functions and provides access to reinsurance markets.

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

The total amount of revenue by class of products or services that accounted for 10% or more of consolidated net revenues are set forth under Item 6 of this Form 10-K under the caption “Consolidated Five-Year Summary.”

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

Mutual Funds.  Edwards distributes mutual fund shares in continuous offerings of open-end funds. Income from the sale of mutual funds is derived significantly from the standard dealer’s discount, which varies as a percentage of the client’s purchase price depending on the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales continue to be a significant portion of overall revenues. Edwards does not sponsor its own mutual fund products.

Commodities and Financial Futures.  Edwards acts as broker in the purchase and sale of commodity futures contracts, financial futures contracts, and options on commodity and financial futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate and stock index futures.

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

Clients desiring professional money management are offered various types of account portfolio services. Edwards, acting as investment manager, offers portfolio management strategies based on the client’s investment objectives. Private Advisor Service and Select Advisor provide clients third-party investment management, performance measurement, management search and related consulting services. Edwards offers the PathwaysSM, AGE Professional Fund Advisor, AGE Mutual Fund Marketplace and AGE Allocation Advisor discretionary advisory programs and Portfolio Advisor, which is a non-discretionary advisory program. These fee-based advisory programs allow clients to select from recommended established asset allocation models or customize their own in certain programs, based on their investment objectives, risk tolerance and investment time horizon, after consultation with a qualified Edwards financial consultant. Periodic portfolio reviews are conducted, and clients are provided quarterly portfolio reports comparing their current versus targeted asset allocation as well as market commentary. In addition, under the Client Choice program, clients can execute transactions subject to certain limitations and receive ongoing personalized service from their financial consultants for an annual fee based on the value of their assets held at Edwards.

Edwards offers the UltraAsset Account, Total Asset Account® and the Cash Convenience Account, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on uninvested credit balances held in client accounts. In addition, the UltraAsset and Total Asset Accounts allow clients access to their margin and money market accounts through the use of debit cards and checking account services provided by a major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports. Beginning in fiscal 2005, clients will be provided the opportunity to apply for an A.G. Edwards credit card issued through a third-party provider.

Edwards provides custodial services to its clients for the various types of self-directed individual retirement accounts as provided under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Principal Transactions

Client transactions in the equity and fixed-income over-the-counter markets may be effected by Edwards acting as principal as well as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company’s consolidated financial statements at fair value and unrealized gains or losses are included in the Company’s results of operations.

Investment Banking

Edwards is an underwriter for public offerings of corporate and municipal securities as well as corporate and municipal unit investment trusts and closed-end investment companies. Edwards’ public finance activities include areas of specialization for municipal and governmental entities in primary and secondary schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on three industry groups: financial institutions and real estate, energy, and emerging growth. As an underwriter, usually in conjunction with other broker-dealers, Edwards purchases securities for resale to its clients. Edwards acts as an advisor to corporations and municipal entities in reviewing capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

Edwards utilizes a variety of sources to finance client margin accounts, including its stockholders’ equity, customer free credit balances and, to the extent permitted by regulations, cash received from loans of the clients’ collateral securities to other brokers and borrowings from banks, either unsecured or secured by the clients’ collateral securities.

Private Client Services

Edwards’ Private Client Services group assists individuals and businesses with a wide range of financial and investment needs. Individual investors can receive tailored asset allocation, tax- and risk-reduction strategies, portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies) and comprehensive estate planning recommendations. Closely-held and publicly-traded business clients can access services for risk management, employee benefit programs (retirement plans and key employee compensation), capital formation, and management and ownership succession.

Investment Activities

The Company’s investment activities primarily include investing in equity and equity-related securities in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships or for its own account. These activities include mutual fund investments, including those made in connection with its deferred compensation plan, venture capital investments, and investments in portfolio and operating companies. A.G. Edwards Capital, Inc. is general partner to the Company-sponsored private equity partnerships and provides them with investment advisory and administrative services. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly-traded securities.

Research

Edwards provides both technical market and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, review and analysis of general economic conditions, along with asset allocation recommendations, are available. These services are provided by Edwards’ research analysts, economists and market strategists.

Competition

All aspects of the Company’s business are highly competitive. In addition to continued competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally for a similar client base, including the client base served by the Company.

Regulation

Edwards, as a broker-dealer and FCM, is subject to various federal and state laws that specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor, and as an insurance agent. Edwards is also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards. These laws and regulatory requirements generally subject Edwards to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record keeping and business practices, the handling of its clients’ funds resulting from securities and commodities transactions, and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension or monetary penalties against individual employees or their supervisors, termination of employees and limitations on certain aspects of Edwards’ regulated businesses, as well as censures and fines or proceedings of a civil or criminal nature that could result in a temporary or permanent suspension of a part or all of Edwards’ activities.

As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the New York Stock Exchange (“NYSE”). Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 29, 2004, the subsidiary’s net capital of $614 million was 27 percent of aggregate debit items and $569 million in excess of the minimum required.

Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries or borrowings, if needed. See Note 7 — (Net Capital Requirements) of the Notes to Consolidated Financial Statements.

A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Financial Services Authority. The Trust Company, a federally chartered savings bank, is regulated by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and by the SEC as an investment advisor. A.G. Edwards Capital, Inc. is registered with the SEC as an investment advisor. Beaumont Insurance Company is regulated by the Vermont Department of Banking, Insurance, Securities and Health Care Administration.

(d)    Financial information about geographic areas

Revenues from the Company’s non-U.S. operations are currently not material. See Note 13 (Enterprise Wide Disclosure) of the Notes to Consolidated Financial Statements.

(e)    Available information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC.

The public may read and copy the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information may also be obtained from the SEC’s Website at www.sec.gov.

The Company makes available free of charge its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, current reports on Form 8-K and amendments to these reports, its most recent proxy statement, and its most recent summary annual report to shareholders at www.agedwards.com. In some cases these documents may not be available on the Company’s Website as soon as they are available on the SEC’s Website.

ITEM 2.    PROPERTIES.

The Company’s headquarters are located at One North Jefferson Avenue, St. Louis, Missouri, 63103. It consists of several buildings owned by the Company, which contain approximately 2,600,000 square feet of general office space as well as underground and surface parking and two parking garages. In addition, the Company owns one additional office building in the St. Louis area, which is used for information technology and contingency planning facilities. The Company’s branch offices total approximately 700 and, with a few exceptions, occupy leased premises throughout the United States as well as leased offices in London, England, and Geneva, Switzerland.

ITEM 3.    LEGAL PROCEEDINGS.

(a)	Litigation

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company’s liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters are not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

(b)	Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the executive officers of the Company as of May 1, 2004. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company
Robert L. Bagby	60	Chairman of the Board and Chief Executive Officer of the Company and Edwards since 2001. Vice Chairman of the Board, Executive Vice President and Director of the Branch Division of Edwards prior to 2001. Employee of Edwards for 29 years. Director of Edwards since 1979.	1991
Ronald J. Kessler	56	Vice Chairman of the Board of the Company and Edwards since 2001. Executive Vice President of Edwards. Director of the Operations Division. Employee of Edwards for 36 years. Director of Edwards since 1989.	1996
Mary V. Atkin	49	Executive Vice President of Edwards since 2001. Director of Corporate Strategy since November 2003. President of A.G. Edwards Technology Group, Inc. from 2001 to 2003. Director of A.G. Edwards Technology Group Inc. since 1999. Employee of Edwards for 26 years. Director of Edwards since 1993.	1999
Donnis L. Casey	56	Executive Vice President of Edwards. Director of the Staff Division of Edwards. Employee of Edwards for 37 years. Director of Edwards since 1993.	1996
Charles J. Galli	63	Senior Vice President of Edwards. Regional Manager. Employee of Edwards for 25 years. Director of Edwards since 1990.	2001
Alfred E. Goldman	70	Corporate Vice President, Director of Market Analysis of Edwards. Employee of Edwards for 44 years. Director of Edwards since 1967.	1991
Richard F. Grabish	55	Chairman and Chief Executive Officer of A.G. Edwards Trust Company since 2001. President of A.G. Edwards Trust Company from 1987 to 2001. Senior Vice President of Edwards. Assistant Director of Sales and Marketing Division of Edwards. Employee of Edwards for 23 years. Director of Edwards since 1988.	2001

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company
Douglas L. Kelly	55	Vice President, Secretary of the Company, Chief Financial Officer and Treasurer of the Company since 2001. Executive Vice President, Secretary, Director of Law and Compliance of Edwards, Chief Financial Officer, Treasurer and Director of Administration of Edwards since 2001. Employee of Edwards for 10 years. Director of Edwards since 1994.	1994
Thomas H. Martin Jr.	44	Assistant Treasurer of the Company since 1999. Vice President of the Company since 2002. Controller of the Company and Edwards since 1999. Vice President of Edwards. Employee of Edwards for 23 years.	1999
Peter M. Miller	46	Executive Vice President and Director of Sales and Marketing of Edwards since 2002. Regional Manager from 1995 to 2002. Employee of Edwards for 15 years. Director of Edwards since 1997.	2002
John C. Parker	44	Executive Vice President of Edwards. Director and President of the A.G. Edwards Technology Group, Inc. since November 2003. Senior Vice President of A.G. Edwards Technology Group, Inc. from 2001 to 2003. Employee of Edwards for 2 years. Employed as Vice President of Information Services for Northwest Airlines from 1999 to 2001 and with Delta Airlines for 17 years in various positions. Director of Edwards since 2002.	2003
Paul F. Pautler	58	Executive Vice President and Director of Capital Markets of Edwards since 2000. Director of Corporate Finance of Edwards from 1999 to 2001. Managing Director of Mergers and Acquisitions from 1997 to 1999. Employee of Edwards for 6 years. Director of Edwards since 2000.	2000
Robert A. Pietroburgo	47	Executive Vice President and Director of the Branch Division of Edwards since 2001. Regional Manager of Edwards from 2000 to 2001. Branch Manager of Edwards prior to 2000. Employee of Edwards for 17 years. Director of Edwards since 2001.	2001
Joseph G. Porter	43	Assistant Treasurer of the Company. Vice President of the Company since 2002. Principal Accounting Officer of the Company and Edwards since 1999. Senior Vice President and Assistant Director of Administration of Edwards since 2000. Employee of Edwards for 21 years. Director of Edwards since 2001.	1999

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Financial Information
(Unaudited)

						Earnings per Share
	Dividends Declared per Share	Stock Price Trading Range High – Low	Net Revenues (in millions)	Earnings Before Tax (in millions)	Net Earnings (in millions)	Diluted	Basic
Fiscal 2004 by Quarter
First	$0.16	$33.00 – $23.00	$552.1	$43.3	$27.9	$0.35	$0.35
Second	$0.16	$38.99 – $32.51	$632.4	$57.4	$37.5	$0.46	$0.47
Third	$0.16	$41.80 – $34.72	$622.5	$60.8	$39.7	$0.49	$0.49
Fourth	$0.16	$40.21 – $33.74	$689.3	$83.7	$54.4	$0.67	$0.68

Fiscal 2003 by Quarter
First	$0.16	$47.75 – $38.85	$598.2	$61.0	$39.1	$0.48	$0.48
Second	$0.16	$39.75 – $28.80	$569.1	$41.3	$26.6	$0.33	$0.34
Third	$0.16	$38.20 – $26.50	$513.0	$36.3	$32.0	$0.39	$0.40
Fourth	$0.16	$37.04 – $25.50	$513.7	$32.8	$21.2	$0.26	$0.26

Annual Meeting

The 2004 Annual Meeting of Stockholders (the “Annual Meeting”) will be held at the Company’s headquarters, One North Jefferson, St. Louis, Missouri, on Thursday, June 24, 2004, at 10 a.m. CDT. The Notice of Annual Meeting, Proxy Statement and Proxy Voting Card are mailed on or around May 13, 2004, to each stockholder of record at the close of business on May 3, 2004. The Proxy Statement describes the items of business to be voted on at the Annual Meeting and provides information on the Board of Directors’ nominees for director and their principal affiliations with other organizations as well as other information about the Company.

Dividend Payment Dates

The next four anticipated dividend payment dates are July 1 and October 1, 2004, and January 3 and April 1, 2005.

Stock Exchange Listing

The Company’s stock is traded on the NYSE under the symbol AGE. The approximate number of stockholders on February 29, 2004, was 24,100. The approximate number of equity security holders of record includes customers who hold the Company’s stock in their accounts on the books of Edwards.

Registrar/Transfer Agent
The Bank of New York
Shareholder Relations Department — 11E
P.O. Box 11258
Church Street Station
New York, New York 10286-1258
(800) 524-4458

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Five-Year Summary

Year Ended	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	(In thousands, except per share amounts)
Revenues
Commissions:
Listed securities	$448,035	$387,483	$403,921	$482,136	$537,005
Options	23,669	23,485	28,453	55,883	62,708
Over-the-counter securities	115,425	70,864	111,065	295,921	331,992
Mutual funds	260,518	201,567	214,339	293,307	312,833
Commodities	39,953	26,371	17,966	16,540	17,305
Insurance	205,622	185,249	174,281	184,762	164,583
Total	1,093,222	895,019	950,025	1,328,549	1,426,426
Asset management and service fees:
Distribution fees	340,656	315,981	359,558	355,077	317,648
Fee-based accounts	234,365	219,152	220,030	214,296	152,477
Service fees	109,708	90,493	79,694	83,625	74,406
Total	684,729	625,626	659,282	652,998	544,531
Principal transactions:
Equities	79,662	58,436	73,553	114,363	90,202
Debt securities	217,224	252,688	246,131	177,912	194,016
Total	296,886	311,124	319,684	292,275	284,218
Investment banking:
Underwriting fees and selling concessions	240,094	184,220	186,839	144,725	190,236
Management fees	81,767	66,960	69,590	28,572	35,483
Total	321,861	251,180	256,429	173,297	225,719
Interest:
Margin account balances	74,662	86,189	150,365	331,980	225,319
Securities owned and deposits	21,130	19,838	21,603	28,419	23,269
Total	95,792	106,027	171,968	360,399	248,588
Other	6,384	10,239	6,592	31,630	89,525
Total Revenues	2,498,874	2,199,215	2,363,980	2,839,148	2,819,007
Interest expense	2,519	5,214	25,567	97,942	22,818
Net Revenues	2,496,355	2,194,001	2,338,413	2,741,206	2,796,189
Non-Interest Expenses
Compensation and benefits	1,649,408	1,453,671	1,557,720	1,766,311	1,766,711
Communication and technology	272,047	282,603	295,353	242,530	159,258
Occupancy and equipment	137,617	134,149	133,240	126,594	105,297
Marketing and business development	46,853	40,177	41,612	51,767	42,744
Floor brokerage and clearance	22,495	22,464	21,912	22,957	21,667
Other	122,661	89,503	114,056	75,893	77,397
Restructuring	—	—	82,462	—	—
Total Non-Interest Expenses	2,251,081	2,022,567	2,246,355	2,286,052	2,173,074
Earnings Before Income Taxes	245,274	171,434	92,058	455,154	623,115
Income Taxes	85,789	52,606	20,557	167,677	240,194
Net Earnings	$159,485	$118,828	$71,501	$287,477	$382,921
Per Share Data:
Diluted Earnings	$1.97	$1.46	$0.88	$3.43	$4.08
Basic Earnings	$1.99	$1.48	$0.89	$3.50	$4.16
Cash Dividends	$0.64	$0.64	$0.64	$0.64	$0.61
Book Value	$22.08	$20.92	$20.42	$20.29	$19.69
Other Data:
Total Assets	$4,435,059	$3,980,094	$4,187,170	$4,859,984	$5,347,587
Stockholders’ Equity	$1,778,319	$1,688,537	$1,647,796	$1,626,344	$1,717,122
Cash Dividends	$51,007	$51,034	$51,043	$51,962	$55,483
Pre-tax Return on Average Equity	14.1%	10.3%	5.6%	27.2%	37.3%
Return on Average Equity	9.2%	7.1%	4.4%	17.2%	22.9%
Net Earnings as a Percent of Net Revenues	6.4%	5.4%	3.1%	10.5%	13.7%
Average Common and Common Equivalent Shares Outstanding (Diluted)	80,990	81,177	81,282	83,925	93,814
Average Common Shares Outstanding (Basic)	80,031	80,133	80,013	82,096	92,140

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Year references are to fiscal years ended February 29(28) unless otherwise specified)

Introduction

A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. The Company is a St. Louis based financial services firm with more than 700 locations and more than 15,900 full-time employees in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

The number of the Company’s financial consultants at year-end was 6,980, a decrease of 242 (3 percent) from the prior year-end. The total number of locations at the end of 2004 was 710, up one from the end of 2003.

Executive Summary

Many factors affect the Company’s net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from year to year.

Fiscal 2004 witnessed the return of the retail investor to the equity markets as improvements in the market and economic conditions of recent years increased investor confidence. The Dow Jones Industrial Average (“DJIA”) increased 2,693 points (34 percent) to close at 10,584, and the Nasdaq Composite Index (“Nasdaq”) increased 692 points (52 percent) to close at 2,030. Activity on the major exchanges was up slightly from the previous year as the overall trading volumes on the New York Stock Exchange increased 1.5 percent and the Nasdaq increased 5.4 percent.

The Company generates revenues primarily through the revenues of its brokerage subsidiary, A.G. Edwards & Sons, Inc. These revenues can be categorized into four main components: transaction-based revenues, asset management services, interest on margin accounts and management fees from investment banking transactions.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity markets, as a dealer when the client purchases either fixed-income or equity securities from inventory, or from selling concessions when the client purchases newly issued securities in investment banking transactions. These revenues can be affected by trading volumes, by market and economic conditions, and by investor sentiment because the Company’s clients are primarily retail oriented.

Revenues from asset management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds and money market funds.

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

Investment banking management fees result from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients in the case of exchange-traded funds and related products. The fees generated from these transactions vary on the number and size of transactions successfully completed.

The Company’s expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company’s financial consultants related to transaction-based or asset management services. Incentive compensation is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its expenses more variable in nature, particularly those expenses related to its back-office systems.

In 2004, the Company experienced an increase in net revenues, net earnings and earnings per share versus the previous fiscal year and for each quarter during the year. This compares with a decrease in net revenues and an increase in net earnings and earnings per share in 2003 compared to 2002. Net revenues increased 14 percent to $2.5 billion in 2004 after declining 6 percent to $2.2 billion in 2003. In 2004, the Company’s net revenues from equity-based transactions increased $203 million (32 percent) while net revenues from fixed income-based transactions, primarily corporate and municipal debt, decreased $56 million (17 percent), reflecting an increased client interest in the rising equity markets and a shift away from fixed-income products due to comparably lower yields. Net earnings increased 34 percent ($41 million) to $159 million in 2004 after increasing 66 percent ($47 million) in 2003. Diluted earnings per share for the Company were $1.97 in 2004 versus $1.46 in 2003 and $0.88 in 2002. The Company’s profit margin was 6.4 percent in 2004, 5.4 percent in 2003 and 3.1 percent in 2002. The results for 2002 included restructuring and other charges of $107 million, which decreased net earnings $70 million.

The following table illustrates the composition of the Company’s net revenues for 2004, 2003 and 2002:

	2004	2003	2002
Commissions	44%	41%	41%
Asset management and service fees	27%	29%	28%
Principal transactions	12%	14%	14%
Investment banking	13%	11%	11%
Net interest	4%	5%	6%

As discussed further below, net revenues, net earnings and earnings per share may be affected by changes in interest rates. Net interest revenue and certain components of asset management and service fees are particularly sensitive to changes in interest rates. Asset management and service fees were reduced during part of the year as a result of expense caps on certain third-party money funds offered by the Company being triggered by low money fund yields. In the third quarter of 2004, the investors in the money market funds voted to lift these expense caps.

In addition to continued competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally for a similar client base, including the client base served by the Company.

Results of Operations

The following table and discussion summarize the changes in major categories of revenues and expenses for the past two fiscal years (dollars in thousands):

Increase (Decrease)	2004 vs 2003		2003 vs 2002
Revenues
Commissions	$198,203	22%	$(55,006)	(6)%
Asset management and service fees	59,103	9	(33,656)	(5)
Principal transactions	(14,238)	(5)	(8,560)	(3)
Investment banking	70,681	28	(5,249)	(2)
Interest	(10,235)	(10)	(65,941)	(38)
Other	(3,855)	(38)	3,647	55
Total Revenues	299,659	14	(164,765)	(7)
Interest expense	(2,695)	(52)	(20,353)	(80)
Net Revenues	$302,354	14%	$(144,412)	(6)%
Non-Interest Expenses
Compensation and benefits	$195,737	13%	$(104,049)	(7)%
Communication and technology	(10,556)	(4)	(12,750)	(4)
Occupancy and equipment	3,468	3	909	1
Marketing and business development	6,676	17	(1,435)	(3)
Floor brokerage and clearance	31	0	552	3
Other	33,158	37	(24,553)	(22)
Restructuring	—	—	(82,462)	(100)
Total Non-Interest Expenses	$228,514	11%	$(223,788)	(10)%

Commissions

Commission revenues arise from activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, futures, options, and insurance products. As commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and by product mix. The return of the retail investor to the equity markets produced positive results for the Company as commission revenues increased $198 million (22 percent) from $895 million in 2003 to $1,093 million in 2004. Commissions from listed transactions increased $61 million (16 percent), and over-the-counter transactions increased $45 million (63 percent). Commissions from mutual fund transactions, primarily equity-based mutual funds, increased $59 million (29 percent). (Please refer to “Mutual Fund Regulatory Matters” below). Revenues from commodities, financial futures and insurance products increased a combined $34 million (16 percent) as investors also increased their interest in these investment products.

The $55 million (6 percent) decrease in commission revenues in 2003 resulted primarily from reduced investor participation in the equity markets given the difficult market conditions during that period. In addition, the Company’s clients continued to shift their assets to fee-based accounts and fixed-income securities. Commissions from over-the-counter transactions decreased $40 million (36 percent), listed transactions decreased $21 million (5 percent) and mutual funds decreased $13 million (6 percent).

Asset Management and Service Fees

Asset management and service fees include fees based on the value of client assets under management and transaction-related service fees as well as fees related to the administration of custodial and other specialty accounts. These revenues consist primarily of revenues earned from providing support and services in connection with client assets under third-party management, including mutual funds and annuities, as well as the Company’s trust services and fee-based trading accounts. (Please refer to “Mutual Fund Regulatory Matters” below.)

Asset management and service fee revenues increased $59 million (9 percent) in 2004. Fees received in connection with client assets under third-party management and the Company’s trust services and fee-based trading accounts increased $15 million (7 percent), primarily as a result of an increase in the number of accounts choosing fee-based alternatives and the increased valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $38 million (17 percent) reflecting the individual investors return to the equity markets. Service fees increased $19 million (21 percent) due to revenue growth from a variety of products and services. These gains were offset by a $14 million (33 percent) decrease in fees received from third-party investment managers in connection with the distribution of certain third-party money market funds offered by the Company. These money market funds had reached expense caps due to low money fund yields. In November 2003, the investors in these money market funds voted to lift these expense caps. As a result, these fees increased $16 million (432 percent) in the fourth quarter over the third quarter. If current conditions continue, the Company expects these fees to continue at fourth-quarter levels.

In 2003, asset management and service fees decreased $34 million (5 percent) from 2002 as a result of a decrease of $35 million (30 percent) in the distribution fees received from third-party investment managers in connection with the above-mentioned money market funds partially offset by an increase in other fees.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal transaction revenue.

In 2004, principal transaction revenue decreased $14 million (5 percent) from 2003, directly reflecting investors’ shift away from fixed-income products. Revenue from the sale of municipal and corporate fixed-income securities decreased $34 million (17 percent) while revenue from the sale of corporate equity securities increased $21 million (36 percent).

In 2003, principal transaction revenue decreased $9 million (3 percent) from 2002. Revenue from the sale of equity securities and corporate debt decreased $15 million (21 percent) and $11 million (13 percent), respectively, while revenues from the sale of municipal and government securities increased $10 million (9 percent) and $7 million (15 percent), respectively. Corporate accounting scandals and market volatility related to concerns about the economy and the possibility of war led investors to the higher after-tax yields of municipal securities and increased safety of Treasury products.

Investment Banking

The Company derives investment banking revenues from underwriting public offerings of securities for corporate and governmental entities for sale to its clients. The Company also provides advisory services to corporate and governmental entities.

Revenues from investment banking activities increased $71 million (28 percent) in 2004. Underwriting fees and selling concessions from corporate equity transactions increased $76 million (77 percent) and management fees increased $15 million (22 percent), while revenues derived from debt products decreased $20 million (24 percent). These changes largely reflect continued strength in the underwriting of a variety of closed-end funds, significant growth in follow-on equity underwritings and reduced demand for lower-yielding debt products.

In 2003, investment banking revenues declined $5 million (2 percent). Underwriting fees and selling concessions from corporate products decreased $10 million (7 percent), reflecting investors’ desire for higher yields and greater safety. Underwriting fees and selling concessions from municipal and government products increased a combined $8 million (28 percent) as clients sought the relative safety and higher yields of these products.

Net Interest Revenue

Interest revenue net of interest expense decreased $8 million (7 percent) during 2004 and decreased $46 million (31 percent) in 2003. These declines were due to declines in average client margin balances and in average interest rates. In January 2004, the Company changed the base rate upon which margin interest is calculated from the broker call rate to the prime rate. As a result, the Company expects net interest revenue to increase in future periods. Actual results will vary based upon the level of margin balances, future changes in interest rates and the Company’s financing needs.

Non-Interest Expenses

Compensation and benefits increased $196 million (13 percent) in 2004. A significant portion of this expense is variable in nature and relates to commissionable sales (sales upon which payments are made to financial consultants) and to the Company’s profitability. The year-to-year comparisons generally reflect the changes in commissionable sales and profitability in both 2004 and 2003. The variable components within compensation and benefits, including commissions paid to financial consultants and incentive compensation, increased $205 million (20 percent) in 2004 following increased sales and earnings. Administrative salaries and other fixed components decreased $9 million (2 percent) in 2004 as a result of fewer employees and lower medical costs.

In 2003, compensation and benefits decreased $104 million (7 percent). The variable components within compensation and benefits decreased $60 million (6 percent) due to declines in sales and earnings compared to 2002, excluding the $82 million restructuring charge from 2002 earnings. Administrative salaries and other fixed components declined $44 million (9 percent) following the workforce reductions implemented at the end of 2002. As part of the $44 million decrease, the cost of medical benefits declined $11 million (16 percent), primarily as a result of changes in plan design. The implementation of three performance-based compensation structures, one for research analysts, one for investment bankers and one for institutional sales traders, offset part of the reduction in incentive compensation in 2003.

Communication and technology expenses decreased $11 million (4 percent) in 2004 and decreased $13 million (4 percent) in 2003. The decreases in expenses in both years were principally related to lower costs associated with financial consultants’ workstations.

In March 2003, after examinations of a number of broker-dealers, the SEC, the NASD and the NYSE issued a joint report indicating that many securities firms failed in certain instances to provide breakpoint discounts in connection with eligible mutual fund sales. Following that report, the NASD required certain firms, including

Edwards, to conduct self-assessments to determine whether the firms had provided appropriate breakpoint discounts and report the results to the NASD. The NASD subsequently ordered 450 firms, including Edwards, to send letters to clients that purchased front-end sales load mutual funds between January 1, 1999, and November 3, 2003, notifying them that they might be entitled to a refund. These letters were mailed from December 2003 through February 2004. The Company established a reserve for estimated claims of $4.5 million for customers who purchased mutual funds during the purchase period. The charge for this reserve, net of decreases in related compensation expenses, is $2.6 million. (Please also refer to the section captioned “Mutual Fund Regulatory Matters” below).

In March 2004, the Company agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division, to make certain payments to the state and to customers relating to certain regulatory issues and customer claims. The Company has made or reserved payments in excess of $33 million relating to these matters. These amounts, to the extent not paid, are fully reserved and are included in other liabilities. Included in other expenses are legal reserves and related expenses in the amount of $20 million in 2004, $2 million in 2003 and $15 million in 2002 related to these claims.

All remaining operational expenses increased $25 million (9 percent) in 2004, primarily due to an increase in advertising costs of $9 million related to the Company’s branding initiative and the reserve for the mutual fund breakpoint reserves discussed above. In 2003, all remaining expenses decreased $94 million (25 percent) primarily due to decreased reserves for customer receivables along with a restructuring charge of $82 million recorded in 2002. (Please refer to the discussion concerning receivables from customers in this Management’s Discussion and Analysis under Critical Accounting Estimates and Schedule II to this Form 10-K.)

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

The SEC, the NASD and other regulators, as well as Congress, are examining the manner in which mutual funds compensate broker-dealers for the sale of their shares. Edwards has provided information in connection with certain related examinations. Future regulatory changes may require additional disclosure by mutual fund companies and broker-dealers or changes in the methods of compensating broker-dealers for mutual fund sales.

The Company is not able to predict whether industry-wide changes will occur or the possible impacts, if any, should changes be adopted.

Edwards has received information requests from the SEC and the NASD with respect to mutual fund transactions that may involve market timing, late trading or both, and the SEC, the NASD and certain states have examined certain of Edwards’ branch offices in connection with mutual fund transactions. Edwards has received subpoenas or requests for information from a number of states related to mutual fund transactions. The SEC has asked Edwards, like other firms that use the National Securities Clearing Corporation’s Fund/SERV system, to submit and clear mutual fund orders, to review systems and controls for mutual fund orders to prevent late trading, and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. The review of mutual fund orders is still in progress. However, as a result of prior internal reviews and the SEC requested reviews of systems and controls, Edwards has changed certain policies and procedures and is developing additional policies and procedures relating to the receipt and supervision of mutual fund orders.

The Company is not able to predict whether any regulatory actions will result from the information provided as a result of these subpoenas and requests for information and the result of such actions, if any, on its results of operations for future periods but believes, based on currently known facts, that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statement of earnings or statements of cash flows of the Company.

Income Taxes

The Company’s effective tax rate was 35 percent for the current year, compared to 31 percent for the prior year. The prior year tax rate was affected by an $8.9 million tax benefit resulting from the settlement of a state tax matter covering a number of tax years as well as recognition of a federal tax item based on guidance published by the Internal Revenue Service during the year. For additional information regarding the difference between effective tax rates and statutory rates, see Note 8 (Income Taxes) of the Notes to Consolidated Financial Statements. In addition, see the discussion under Critical Accounting Estimates below.

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. Customer receivables increased in 2004 as the Company’s clients increased their use of margin borrowings in reaction to the improved market conditions.

The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $75 million and $163 million and average securities lending arrangements of $170 million and $186 million in 2004 and 2003, respectively, were primarily used to finance customer receivables.

The Company completed the expansion of its headquarters with an additional office building and learning center in 2004. The total construction cost of this project was $174 million.

The Company is engaged in a project that, when fully implemented, is designed to update the Company’s technology infrastructure, streamline its back office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company’s securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through February 29, 2004, were $85 million, of which $33 million was capitalized. The project is expected to be completed in fiscal year 2006 with certain major components, including migration to the application service provider, scheduled to occur in fiscal year 2005.

In November 2002, the Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 3.1 million shares at an aggregate cost of $105 million in 2004 and 3.1 million shares at an aggregate cost of $115 million in 2003 under this authorization and other previously authorized plans.

The Company committed $127 million to various private equity partnerships, of which $54 million remained unfunded at February 29, 2004. These commitments are subject to calls by the partnerships as funds are needed.

The Company has commitments to its employees for deferred compensation in the amount of $207 million that become payable in future years as defined in the plan and determined by participants’ request or retirement. For additional information regarding the deferred compensation liability, see Note 3 (Employee Profit Sharing Plan) of the Notes to Consolidated Financial Statements.

The following table summarizes information about the firm’s long-term commitments and obligations as of February 28(29):

Tabular Disclosure of Contractual Commitments

Contractual Obligations	Payments due by period
	Total	2005	2006–2007	2008–2009	More than 5 years
Operating lease obligations	$463,000	$98,100	$159,600	$110,000	$95,300

Management believes the Company has adequate sources of credit available, if needed, to finance customer trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently, the Company, with certain limitations, has access to $1.5 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

The Company’s principal subsidiary, A.G. Edwards & Sons, Inc., is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. See Note 7 (Net Capital Requirements) of the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, management makes use of certain estimates and assumptions. See Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements. The Company believes that of its significant accounting policies, the following critical policies, estimates and assumptions may involve a higher degree of judgment and complexity and are the most susceptible to significant fluctuations in the near term.

Valuation of Investments

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

Valuation of Stock Options

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations to account for options granted under its two employee stock plans, the Employee Stock Purchase Plan and the Incentive Stock Plans. Based on the provisions of the plans, no compensation expense has been recognized for options issued under these plans. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, risk-free interest rates and expected forfeiture rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. In addition, the Financial Accounting Standards Board recently issued for comment a proposal that would mandate expensing the grant date fair value of the stock options issued under the Company’s employee stock compensation plans. As a result, the Company is evaluating the impact of the proposed standard and possible changes in its employee benefit plans, including the possibility of changing or eliminating its employee stock purchase plan to minimize the impact in future periods.

Software Development Costs

The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for costs associated with internally developed software. The Company capitalizes the costs associated with software development based on guidance provided in the statement. The primary factors considered in determining the amount to capitalize include the stage of the development effort and the type of work being performed. Only costs incurred during the application development stage are capitalized. When placed in service, these costs are typically amortized over three to five years and are included in communication and technology expense on the Company’s consolidated statements of earnings.

Allowance for Doubtful Accounts From Customers

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

Legal Reserves

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. Factors considered by management in estimating the Company’s accrual for litigation liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters are not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

Income Tax Accruals

The Company operates in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate tax liability in any given year. Actual results could vary from these estimates. In management’s opinion, adequate provisions for income taxes have been made for all years.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, FASB issued FIN No. 46 (revised December 2003), which extends the effective date of FIN 46 to the period ending May 31, 2004. The Company currently does not believe it will be required to consolidate any material interests in variable interest entities. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133 and for decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003. This statement provides guidance for determining the classification of and accounting for certain financial instruments that embody obligations of the issuing entity. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Risk Management

General

The business activities of the Company expose it to a variety of risks. Management of these risks is necessary for the long-term profitability of the Company. The Company manages these risks through the establishment of numerous policies, procedures and controls. The most significant risks to the Company are operational, legal, credit and market risk.

Off-Balance Sheet Arrangements

The Company does not rely on off-balance sheet arrangements or transactions with unconsolidated, special purpose or limited purpose entities to manage its risks.

Operational Risk

Operational risk refers generally to the risk of loss resulting from the Company’s operations including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, and inadequacies or breaches in the Company’s control processes. The Company operates in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company also has established procedures that are designed to ensure that senior management’s policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy, and record keeping.

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

The Company does not act as a dealer, trader or end-user of complex derivative products such as swaps, collars and caps. The Company provides advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products. The Company will occasionally hedge a position in its debt inventory through the use of financial futures contracts and treasury securities. These transactions are not material to the Company’s financial condition or results of operations.

Equity Price Risk.  Equity price risk refers to the risk of changes in the level or volatility of the price of equity securities. The Company is exposed to this risk as a result of its market making activities. At February 29, 2004, and February 28, 2003, the potential daily loss in the fair value of equity securities was not material.

Included in investments are mutual funds that the Company uses to hedge its deferred compensation liability. The potential daily gain or loss in the fair value of these mutual funds is offset by a similar potential change in the value of the deferred compensation liability. Also included in investments are $117 million in private equity investments that are subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

Interest Rate Risk.  Interest rate risk refers to the risk of changes in the level or volatility of interest rates, the speed of payments on mortgage-backed securities, the shape of the yield curve and credit spreads. The Company is exposed to this risk as a result of maintaining inventories of interest-rate-sensitive financial instruments. This is the Company’s primary market risk.

The Company elects to use a sensitivity analysis approach to express the potential decrease in the fair value of the Company’s debt inventory consisting of interest-rate-sensitive financial instruments. The Company calculated the potential loss in fair value of its debt inventory by calculating the change in the offering price of each inventory item resulting from a 10 percent increase in either the Treasury yield curve for taxable products or the Municipal Market Data Corporation’s AAA rated yield curve for tax-exempt products. Using this method, if such a 10 percent increase occurred, the Company calculated a potential loss in fair value of its debt inventory of $11 million at February 29, 2004, and $12 million at February 28, 2003.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to: general economic conditions; the actions of competitors; regulatory actions or changes; changes in legislation; changes in accounting standards; risk management; adverse changes in domestic and foreign securities markets (including the adverse effects of future terrorist attacks); changes in technology or operations; the effect, cost or timing of technology projects; the effect or success of outsourced operations; estimates of capital expenditures; the volatility and changes in interest rate (including, without limitation, the effect on future distribution fees); implementation and effects of expense reduction strategies, workforce reductions, and disposition of real estate holdings; retention of key personnel; and other factors set forth in reports and other documents filed by the Company with the SEC from time to time. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management — Market Risk” of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplemental Data

The quarterly financial data required by this item is included under Item 5 of Part II of this Form 10-K under the caption “Quarterly Financial Information.”

A.G. Edwards, Inc.
Consolidated Balance Sheets

	February 29, 2004	February 28, 2003
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$107,565	$97,552
Cash and government securities, segregated under federal and other regulations	373,726	103,714
Securities purchased under agreements to resell	22,355	220,000
Securities borrowed	106,034	77,130
Receivables:
Customers, less allowance for doubtful accounts of $45,593 and $44,508	2,351,136	2,038,807
Brokers, dealers and clearing organizations	14,693	22,469
Fees, dividends and interest	90,053	60,051
Securities inventory, at fair value:
State and municipal	292,741	316,172
Government and agencies	30,806	50,134
Corporate	104,974	75,599
Investments	298,441	237,183
Property and equipment, at cost, net of accumulated depreciation and amortization of $639,756 and $579,225	498,706	526,387
Deferred income taxes	94,191	93,775
Other assets	49,638	61,121
	$4,435,059	$3,980,094
Liabilities and Stockholders’ Equity
Short-term bank loans	$28,300	$40,000
Checks payable	257,566	236,525
Securities loaned	231,438	227,356
Payables:
Customers	1,125,014	960,679
Brokers, dealers and clearing organizations	153,451	134,911
Securities sold but not yet purchased, at fair value	44,908	35,440
Employee compensation and related taxes	440,764	346,292
Deferred compensation	206,734	170,690
Income taxes	13,588	15,222
Other liabilities	154,977	124,442
Total Liabilities	2,656,740	2,291,557
Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares: issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	292,699	289,028
Retained earnings	2,029,562	1,943,325
	2,418,724	2,328,816
Less: Treasury stock, at cost (15,936,194 and 15,737,245 shares)	640,405	640,279
Total Stockholders’ Equity	1,778,319	1,688,537
	$4,435,059	$3,980,094

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Earnings

Year Ended	February 29, 2004	February 28, 2003	February 28, 2002
	(Dollars in thousands, except per share amounts)
Revenues
Commissions	$1,093,222	$895,019	$950,025
Asset management and service fees	684,729	625,626	659,282
Principal transactions	296,886	311,124	319,684
Investment banking	321,861	251,180	256,429
Interest	95,792	106,027	171,968
Other	6,384	10,239	6,592
Total Revenues	2,498,874	2,199,215	2,363,980
Interest expense	2,519	5,214	25,567
Net Revenues	2,496,355	2,194,001	2,338,413

Non-Interest Expenses
Compensation and benefits	1,649,408	1,453,671	1,557,720
Communication and technology	272,047	282,603	295,353
Occupancy and equipment	137,617	134,149	133,240
Marketing and business development	46,853	40,177	41,612
Floor brokerage and clearance	22,495	22,464	21,912
Other	122,661	89,503	114,056
Restructuring	—	—	82,462
Total Non-Interest Expenses	2,251,081	2,022,567	2,246,355
Earnings Before Income Taxes	245,274	171,434	92,058
Income Taxes	85,789	52,606	20,557
Net Earnings	$159,485	$118,828	$71,501

Earnings Per Share:
Diluted	$1.97	$1.46	$0.88
Basic	$1.99	$1.48	$0.89

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Stockholders’ Equity

(Three Years Ended February 29, 2004)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)

Balances, March 1, 2001	$96,463	$280,094	$1,875,379	$(625,592)	$1,626,344
Net earnings			71,501		71,501
Dividends declared — $0.64 per share			(51,043)		(51,043)
Treasury stock acquired				(85,137)	(85,137)
Stock issued:
Employee stock purchase/option plans		908	(3,648)	66,520	63,780
Restricted stock		5,478		16,873	22,351
Balances, February 28, 2002	96,463	286,480	1,892,189	(627,336)	1,647,796
Net earnings			118,828		118,828
Dividends declared — $0.64 per share			(51,034)		(51,034)
Treasury stock acquired				(114,500)	(114,500)
Stock issued:
Employee stock purchase/option plans		1,432	(10,320)	75,396	66,508
Restricted stock		1,116	(6,338)	26,161	20,939
Balances, February 28, 2003	96,463	289,028	1,943,325	(640,279)	1,688,537
Net earnings			159,485		159,485
Dividends declared — $0.64 per share			(51,007)		(51,007)
Treasury stock acquired				(105,455)	(105,455)
Stock issued:
Employee stock purchase/option plans		3,883	(22,241)	79,284	60,926
Restricted stock		(212)		26,045	25,833
Balances, February 29, 2004	$96,463	$292,699	$2,029,562	$(640,405)	$1,778,319

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Cash Flows

Year Ended	February 29, 2004	February 28, 2003	February 28, 2002
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$159,485	$118,828	$71,501
Noncash and nonoperating items included in earnings:
Depreciation and amortization	127,296	131,903	123,125
Expense of restricted stock awards	29,384	19,415	22,568
Deferred income taxes	(416)	(315)	(22,443)
Loss on investments, net	598	9,193	5,625
Allowance for doubtful accounts	1,274	9,009	27,056
Restructuring charge	—	—	52,395
(Increase) decrease in operating assets:
Cash and government securities, segregated	(270,012)	(10,793)	(14,466)
Securities purchased under agreements to resell	197,645	(175,177)	(27,471)
Securities borrowed	(28,904)	(8,866)	59,064
Receivable from customers	(313,603)	412,937	797,411
Receivable from brokers, dealers and clearing organizations	7,776	22,146	(14,301)
Fees, dividends and interest receivable	(30,002)	15,953	(5,070)
Securities inventory	13,384	(64,397)	(84,192)
Trading investments, net	(43,478)	(20,739)	47,655
Other assets	11,504	18,093	(36,805)
Increase (decrease) in operating liabilities:
Checks payable	21,041	(3,082)	(12,951)
Securities sold under agreements to repurchase	—	(45,861)	45,861
Securities loaned	(19,824)	(4,549)	(98,699)
Payable to customers	164,335	(21,692)	83,280
Payable to brokers, dealers and clearing organizations	18,540	(6,600)	18,427
Securities sold but not yet purchased	9,468	5,240	(994)
Employee compensation and related taxes	94,472	(45,895)	(105,974)
Deferred compensation	36,044	(14,309)	9,404
Income taxes	(1,582)	9,409	(40,858)
Other liabilities	30,535	(3,483)	26,842
Net cash from operating activities	214,960	346,368	925,990
Cash Flows From Investing Activities:
Purchase of property and equipment, net	(99,615)	(127,007)	(190,808)
Purchase of other investments	(27,004)	(18,116)	(72,926)
Proceeds from sale or maturity of other investments	8,626	10,433	19,695
Net cash from investing activities	(117,993)	(134,690)	(244,039)
Cash Flows From Financing Activities:
Short-term bank loans	(11,700)	(67,300)	(212,500)
Securities loaned	23,906	(42,630)	(407,432)
Employee stock transactions	57,323	60,967	58,428
Purchase of treasury stock	(105,455)	(114,500)	(85,137)
Cash dividends paid	(51,028)	(51,088)	(50,889)
Net cash from financing activities	(86,954)	(214,551)	(697,530)
Net Increase (Decrease) in Cash and Cash Equivalents	10,013	(2,873)	(15,579)
Cash and Cash Equivalents, at Beginning of Year	97,552	100,425	116,004
Cash and Cash Equivalents, at End of Year	$107,565	$97,552	$100,425

Interest payments, net of amounts capitalized of $925, $2,565 and $2,044, totaled $2,616 in 2004, $5,494 in 2003 and $29,304 in 2002.

Income taxes paid totaled $87,668 in 2004, $43,223 in 2003 and $85,947 in 2002.

Supplemental disclosures of noncash financing activities: Restricted stock awards granted totaled $30,637 in 2004, $21,738 in 2003 and $24,614 in 2002.

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Business Description

A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) operate and are managed as a single business segment providing investment services to its clients. The Company offers a wide range of services designed to meet clients’ individual investment needs, including securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. These services are provided by approximately 7,000 financial consultants in more than 700 locations of the Company’s principal operating subsidiary, A.G. Edwards & Sons, Inc. Because these services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients, the Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. With headquarters in St. Louis, the Company has offices in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

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
(Three years ended February 29, 2004)
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

Fair Value

Securities inventory, securities sold but not yet purchased, and securities segregated under federal and other regulations are recorded on a trade-date basis and are carried at fair value. Fair value is based on quoted market or dealer prices, pricing models, or management’s estimates. Unrealized gains and losses are reflected in revenue.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization; land is recorded at cost. Depreciation of buildings is provided using the straight-line method over estimated useful lives of 20 to 45 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies (Continued)

the improvement, generally five to 10 years. Equipment, primarily consisting of office equipment and building components, is depreciated over estimated useful lives of three to 15 years using accelerated methods of depreciation. Computer hardware, including servers and mainframes, and satellite equipment are depreciated over estimated useful lives of three to five years using the straight-line method. Internally developed applications and purchased software meeting the criteria for capitalization are amortized over their estimated useful lives, generally not exceeding three years, using the straight-line method. The Company periodically evaluates and adjusts the carrying value of its property and equipment when impairment exists.

Stock-Based Compensation

The Company applies the provisions of APB No. 25, and related interpretations to account for its employee stock plans. Based on the provisions of the plans, no compensation expense has been recognized for the fair value of the options issued under these plans. Restricted stock awards are expensed in the year granted, which is the defined service period.

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

Comprehensive Earnings

Comprehensive earnings for each of the three years in the period ended February 29, 2004, was equal to the Company’s net earnings.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, FASB issued FIN 46 (revised December 2003), which extends the effective date of FIN 46 to the period ending May 31, 2004. The Company currently does not believe it will be required to consolidate any material interests in variable interest entities. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133 and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies (Continued)

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003. This statement provides guidance for determining the classification of and accounting for certain financial instruments that embody obligations of the issuing entity. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

2.    Employee Stock Plans

The Company applies the provisions of APB No. 25 to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder approved plans. The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The Incentive Stock Plan is a nonqualified plan and is used to grant options at market value to certain officers and key employees. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been as follows:

	2004	2003	2002
Net earnings, as reported	$159,485	$118,828	$71,501
Add back Incentive Stock Plans included in Earnings	19,560	14,756	19,076
Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(14,570)	(16,074)	(23,271)
Incentive Stock Plan	(25,022)	(18,889)	(24,286)
Pro forma net earnings	$139,453	$98,621	$43,020
Earnings per share, as reported:
Diluted	$1.97	$1.46	$0.88
Basic	$1.99	$1.48	$0.89
Pro forma earnings per share:
Diluted	$1.72	$1.21	$0.53
Basic	$1.74	$1.23	$0.54
Pro forma net earnings	$139,453	$98,621	$43,020
Decrease to incentive compensation funding formulas*	5,117	5,212	8,148
Pro forma net earnings after reduction for incentive compensation plans	$144,570	$103,833	$51,168
Diluted	$1.79	$1.28	$0.63
Basic	$1.81	$1.30	$0.64

*  Reflects reductions in incentive compensation plans that are formula driven.

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

2.    Employee Stock Plans (Continued)

Employee Stock Purchase Plan

Options to purchase 1,875,000 shares of common stock granted to employees under the Employee Stock Purchase Plan are exercisable October 1, 2004, at 85 percent of market price based on dates specified in the plan. Employees purchased 1,818,057 shares at $27.79 per share in 2004, 1,850,030 shares at $27.13 per share in 2003 and 1,708,788 shares at $29.58 per share in 2002. Treasury shares were utilized for all of the shares issued. The fair value of the options granted under this plan was estimated using the following assumptions for 2004, 2003 and 2002, respectively: dividend yield of 1.83 percent, 1.79 percent and 1.56 percent; an expected life of one year; expected volatility of 29 percent, 36 percent and 39 percent; and risk-free interest rates of .95 percent, 1.43 percent and 2.47 percent. The fair value of the options granted in 2004, 2003 and 2002 was $9.26, $8.44 and $9.73 per option, respectively.

Restricted Stock and Stock Options

Under the Company’s Incentive Stock Plan, three types of benefits may be awarded to officers and key employees: restricted stock, stock options and stock appreciation rights. Such awards are subject to forfeiture upon termination of employment during a restricted period, generally three years from the award date. Through February 29, 2004, no stock appreciation rights had been granted.

Restricted stock awards are made, and shares issued, without cash payment by the employee. Eligible employees at February 29, 2004, were awarded 778,963 shares with a market value of $30,637. At February 28, 2003 and 2002, the awards were 844,188 and 564,550 shares, respectively, with corresponding market values of $21,738 and $24,614. Treasury shares were utilized for these awards.

Nonqualified stock options are granted to purchase common stock at 100 percent of market value at date of grant. Such options are exercisable beginning three years from date of award and expire eight years from date of award for awards granted prior to 2003 and 10 years for awards granted in 2003 or earlier upon termination of employment. The fair value of each option grant was estimated at the date of grant using the following assumptions for 2004, 2003, and 2002, respectively: dividend yield of 1.83 percent, 1.79 percent and 1.56 percent; expected lives of seven years for 2004 and 2003 and six years for 2002; expected volatility of 43 percent, 34 percent and 38 percent; risk-free interest rates of 3.67 percent, 3.37 percent and 4.6 percent; and a forfeiture rate of 10 percent, 9 percent and 8 percent. The fair value of options granted under this plan in 2004, 2003 and 2002 was $16.16, $8.66 and $16.37, respectively.

A summary of the status of the Company’s stock options as of February 29, 2004, and February 28, 2003 and 2002, and changes during the years ended on those dates is presented as follows:

	Shares (000)	2004 Weighted Average Exercise Price	Shares (000)	2003 Weighted Average Exercise Price	Shares (000)	2002 Weighted Average Exercise Price
Outstanding, beginning of year	4,911	$33.61	4,730	$29.49	4,803	$30.74
Granted	578	$39.33	756	$25.75	446	$43.60
Exercised	(390)	$18.20	(519)	$21.36	(474)	$13.77
Forfeited	(58)	$33.94	(56)	$38.98	(45)	$37.12
Outstanding, end of year	5,041	$34.96	4,911	$33.61	4,730	$29.49
Treasury shares utilized for exercises	390		519		474

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

2.    Employee Stock Plans (Continued)

The following table summarizes information about outstanding stock options at February 29, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price
$21–$25	326	1	$21.21	326	$21.21
$26–$30	734	9	$25.75	—	—
$31–$35	690	3	$32.50	690	$32.50
$36–$40	2,335	5.85	$38.17	1,757	$37.79
$41–$45	956	3.78	$43.30	530	$43.30
	5,041			3,303

3.	Employee Profit Sharing Plan

The Company has a defined contribution plan [401(k)] covering substantially all employees, whereby the Company is obligated to make contributions, in specified amounts as defined therein, based on the compensation of eligible employees. Prior to 2003, the Company was obligated to match, in specified amounts, portions of contributions made by eligible employees. Additional contributions may be made at the discretion of the Company and are generally based on the Company’s pre-tax earnings. The Company expensed $76,017 in 2004, $60,658 in 2003 and $62,650 in 2002, in connection with the 401(k).

The Company has an unfunded, nonqualified deferred compensation plan that provides benefits to participants whose contributions from the Company in the 401(k) are subject to plan limitations. The Company expensed $14,921 in 2004, $13,883 in 2003 and $25,226 in 2002 in connection with this plan. Participants may choose to base their return on the performance of one or more of a combination of mutual funds as designated by the Company, treasury securities or, in limited cases, the broker call rate. Participants have no ownership in the mutual funds. Included in Investments are $134,476 in 2004 and $90,998 in 2003 in mutual funds that were purchased by the Company to hedge its liability to the participants that choose to base the performance of their return on the mutual fund option, with the exception of those who choose to base the performance of the return on money market mutual funds.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

4.	Restructuring Charge

As a result of a number of actions taken to reduce costs, streamline headquarters operations and better position the Company for improved profitability, a restructuring charge of $82,462 was recorded in 2002.

The following table reflects changes in the restructuring reserves included in employee compensation and related taxes and other liabilities at February 29, 2004, and February 28, 2003 and 2002:

	Technology Assets	Severance Cost	Real Estate Consolidation	Total
Initial restructuring charges	$46,332	$18,605	$17,525	$82,462
Utilized in Fiscal-Year 2002	(45,932)	—	(7,938)	(53,870)

Balance at February 28, 2002	400	18,605	9,587	28,592
Utilized in Fiscal-Year 2003	(264)	(10,987)	(1,767)	(13,018)
Adjustments in 2003 to Initial Estimate	—	(640)	1,505	865

Balance at February 28, 2003	136	6,978	9,325	16,439
Utilized in Fiscal-Year 2004	(136)	(6,978)	(3,955)	(11,069)
Adjustments in 2004 to Initial Estimate	—	—	1,820	1,820

Balance at February 29, 2004	$—	$—	$7,190	$7,190

The real estate consolidation liability will be paid out over the remaining lives of the related leases, which end in fiscal year 2009. The adjustments to the initial estimates were recorded in other expenses.

5.	Property and Equipment

At February 29, 2004, and February 28, 2003, property and equipment consisted of:

	2004	2003
Land	$20,248	$20,523
Building and leasehold improvements	449,060	276,973
Equipment and computer hardware	519,193	486,173
Software and software applications	123,644	143,546
Software development in progress	26,064	17,509
Construction in progress	253	160,888
Total property and equipment	1,138,462	1,105,612
Less: Accumulated depreciation and amortization	(639,756)	(579,225)
Total property and equipment, net	$498,706	$526,387

6.	Short-Term Financing

The Company’s short-term financing is generally obtained through the use of securities lending arrangements and bank loans. The interest rates on such short-term borrowings reflect market rates of interest or rebates at the time of the transactions. The average securities lending arrangements outstanding that were utilized in financing activities were $170,000 in 2004, $186,000 in 2003 and $371,000 in 2002, at average effective interest rates of 1.4 percent in 2004, 2.0 percent in 2003 and 3.2 percent in 2002. Customer securities were utilized in these arrangements. Bank loans are short-term borrowings that are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such bank loans was $75,000 in 2004, $163,000 in 2003 and $283,000 in 2002, at average effective interest rates of 1.3 percent, 2.1 percent and 3.3 percent, respectively. Company-owned investments of $0 in 2004, $38,952 in 2003 and $33,376 in 2002 were utilized to secure certain other bank borrowings. Banks do

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

6.    Short-Term Financing (Continued)

not have the ability to sell or repledge such investments. At February 29, 2004, and February 28, 2003, there were outstanding short-term bank loans of $28,300 and $40,000, respectively.

7.	Net Capital Requirements

As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the NYSE. Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 29, 2004, the subsidiary’s net capital of $614,196 was 27 percent of aggregate debit items and $568,733 in excess of the minimum required.

Certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. These subsidiaries have consistently operated in excess of their capital adequacy requirements. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries, if needed.

8.	Income Taxes

The provisions for income taxes (net of the resolution of tax matters) consist of:

	2004	2003	2002
Current:
Federal	$81,531	$54,747	$53,282
State and local	4,674	(1,826)	(10,282)
	86,205	52,921	43,000
Deferred	(416)	(315)	(22,443)
	$85,789	$52,606	$20,557

Deferred income taxes reflect temporary differences in the bases of the Company’s assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

Significant components of deferred tax assets and liabilities at February 29, 2004, and February 28, 2003, are as follows:

	2004	2003
Deferred Tax Assets:
Employee benefits	$126,002	$124,471
Other	14,647	14,216
	140,649	138,687
Deferred Tax Liabilities:
Receivables	17,555	20,682
Investments	19,631	14,186
Property and equipment	9,272	5,257
Other	—	4,787
	46,458	44,912
Net Deferred Tax Assets	$94,191	$93,775

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

8.    Income Taxes (Continued)

The Company expects to fully realize these deferred tax assets given its historical level of earnings and related taxes paid; accordingly, no valuation allowance has been established.

A reconciliation of the effective tax rate and the federal statutory rate for February 29, 2004, and February 28, 2003 and 2002, is as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.0	2.0	2.0
Resolution of tax matters	(1.2)	(5.2)	(8.1)
Research and development credits	—	—	(4.3)
Municipal bond interest	(0.8)	(1.6)	(3.3)
Meal and entertainment expenses	0.6	0.9	1.3
Other	(0.6)	(0.4)	(0.3)
	35.0%	30.7%	22.3%

9.	Investments

Investments at February 29(28) consist of:

	2004	2003
Private equity	$117,339	$101,485
Mutual funds	160,074	113,794
U.S. government securities	15,633	13,509
Other	5,395	8,395
Total Investments	$298,441	$237,183

Private equity primarily consists of investments in a privately held investment management company and in Company-sponsored private equity funds. The Company committed $127,000 to various private equity partnerships, of which $54,100 remains unfunded at February 29, 2004. The Company’s mutual fund investments are utilized primarily to hedge certain liabilities under its deferred compensation plan and also include a qualified investment by its trust company subsidiary. The Company primarily invests in U.S. government securities through its trust company subsidiary, and the majority of other investments include securities held by the Company’s broker-dealer subsidiary.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

10.    Stockholders’ Equity

Earnings Per Share

The following table presents the computations of basic and diluted earnings per share:

	2004	2003	2002
Net earnings available to common stockholders	$159,485	$118,828	$71,501
Shares (in thousands):
Weighted average shares outstanding	80,031	80,133	80,013
Effect of dilutive common shares:
Restricted shares	341	327	217
Stock purchase plan	287	355	276
Stock option plan	331	362	776
Dilutive common shares	959	1,044	1,269
Total weighted average diluted shares	80,990	81,177	81,282
Earnings per share:
Diluted	$1.97	$1.46	$0.88
Basic	$1.99	$1.48	$0.89

At year-end 2004, 2003 and 2002, there were 1,865,277; 966,570; and 532,786 options, respectively, that were considered antidilutive and thus were not included in the above calculations.

Stock Repurchase Program

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period January 31, 2003, through December 31, 2004. The Company purchased 3,102,854 shares at an aggregate cost of $105,455 in 2004, 3,145,319 shares at an aggregate cost of $114,500 in 2003 and 2,164,900 shares at an aggregate cost of $85,137 in 2002, under this authorization and other previously authorized plans.

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
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

11.	Commitments and Contingent Liabilities

The Company has long-term operating leases and commitments related to office space, equipment and service agreements. Minimum commitments under all such noncancelable leases and service agreements, some of which contain escalation clauses and renewal options, at February 29, 2004, are as follows:

Year ending February 28 (29),
2005	$98,100
2006	86,700
2007	72,900
2008	63,400
2009	46,600
Later years	95,300
$463,000

Rental expense under all operating leases and service agreements was $125,177 in 2004, $133,871 in 2003 and $115,816 in 2002.

The Company is engaged in a project that, when fully implemented, is designed to update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company’s securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through February 29, 2004, were $85 million, of which $33 million was capitalized. The project is expected to be completed in fiscal year 2006 with certain major components, including migration to the application service provider, scheduled to occur in fiscal year 2005.

In the normal course of business, the Company enters into when-issued and underwriting commitments and delayed delivery transactions. Settlement of these transactions at February 29, 2004, would not have had a material effect on the consolidated financial statements.

The Company had outstanding letters of credit of $57,311 at February 29, 2004, and $60,931 at February 28, 2003, principally to satisfy margin deposit requirements with the Options Clearing Corporation.

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company’s liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes, based on currently known facts, that resolution of all such matters are not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

11.    Commitments and Contingent Liabilities (Continued)

members would be required to meet any shortfall. The Company’s liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

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

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At February 29, 2004, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,080,672, and the fair value of the collateral that had been sold or repledged was $345,432.

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

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 29, 2004)
(Dollars in thousands, except per share amounts)

12.    Financial Instruments (Continued)

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

The Company provides investment services to its clients through its financial consultants in its network of branch offices in the United States, London, England and Geneva, Switzerland. Revenues from the Company’s non-U.S. operations are currently not material. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, annuities and insurance contracts, and the Company’s in-house portfolio managers. The Company earns interest revenue principally from financing its customer margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company’s net revenues by type of service for the years ended February 29(28):

	2004	2003	2002
Transaction services	$1,738,755	$1,479,388	$1,548,824
Asset management services	575,021	535,132	579,588
Interest	93,273	100,813	146,580
Other	89,306	78,668	63,421
	$2,496,355	$2,194,001	$2,338,413

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.:

We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 29, 2004, and February 28, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries at February 29, 2004, and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 26, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Disclosure Controls include components of the Company’s internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in conformity with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within the Company’s Disclosure Controls, they are included in the scope of the Company’s quarterly controls evaluation.

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company’s internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Controls Evaluation included a review of the controls’ objectives and design, the Company’s implementation of the controls, and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel of the Company who evaluate them in connection with determining their auditing procedures related to their report on the Company’s annual financial statements and not to provide assurance on the Company’s Controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and to modify them as necessary. The Company intends to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

During the quarter ended February 29, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption “Election of Directors — Nominees for Directors” in the Company’s 2004 Proxy Statement and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement, such information is hereby incorporated by reference, and in Part I of this Form’s 10-K under the caption “Executive Officers of the Company.”

Information relating to the Board of Directors’ determination regarding the service of an audit committee financial expert of the Board’s Audit Committee and the name and independence of such expert are set forth under the captions “Audit Committee,” and “A.G. Edwards, Inc. Audit Committee Charter” of the Company’s Proxy Statement and is hereby incorporated by reference. Information relating to the identities of the members of the Board’s Audit Committee is set forth under the caption “Report of the Audit Committee” of the Company’s 2004 Proxy and is also hereby incorporated by reference. The information regarding the procedures by which shareholders may recommend nominees to the Board of Directors is set forth in the Company’s Proxy Statement under the caption titled “Stockholder Proposals.” The “Nominating and Corporate Governance Committee Charter” is available on the Company’s Website at www.agedwards.com and may be accessed by entering the Company’s Website and clicking the “About A.G. Edwards” link, then the “Investor Relations” link and then the “Corporate Governance” link.

The Company’s Code of Ethical Conduct (“Code”) and Corporate Governance Guidelines (“Guidelines”) set forth the fundamental principles and key policies and procedures that govern the conduct of all of the Company’s directors, officers and employees. Additionally, the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, Director of Regulatory Accounting and Director of Tax (“Senior Financial Officers”) are required to conduct their personal and professional affairs in a manner that is consistent with the ethical and professional standards set forth in the Company’s Financial Code of Ethical Conduct (“Financial Code”). In 2004, the Board of Directors adopted the Financial Code that was designated as the Company’s code of ethics for Senior Financial Officers in performing their duties. A copy of the Code and the Financial Code are filed as exhibits 14.1 and 14.2, respectively, to the Report. The Code, Financial Code and Guidelines may also be found on the A.G. Edwards Website at www.agedwards.com. The Company will post on its Website any amendments to the Code, Financial Code and/or Guidelines and any waivers that are required to be disclosed by the rules of the SEC or NYSE. Standards for Independent Directors are set forth as Exhibit A of the Company’s 2004 Proxy and are hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is included under the captions titled “Director Compensation,” “Executive Compensation,” “Joint Report of the Compensation Committees of the Brokerage Company and the Company” and “Performance Graph” in the Company’s 2004 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is contained in the Company’s 2004 Proxy Statement under the caption “Ownership of the Company’s Common Stock.” Such information is hereby incorporated by reference.

The following table summarizes information about the equity compensation plans at February 29, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1):
Incentive Stock Plan	5,041,000	$34.96	3,210,585
Employee Stock Purchase Plan			3,806,943 (*)

Equity compensation plans not approved by security holders:
Non-Employee Director Stock Plan (2)	None	N/A	9,556
Total	5,041,000		7,027,084

(*)	Includes 1,875,000 shares authorized under the 2004 Employee Stock Purchase Plan.

(1)	The 1988 Incentive Stock Plan and the 2002 Employee Stock Purchase Plan were approved by shareholders.

(2)	The Company has one plan that was not submitted for approval by the shareholders, the Non-Employee Director Stock Compensation Plan. This plan provides that one half of the annual compensation as defined for each non-employee director shall be awarded in Common Stock with the value of the stock based on the market price on July 1 of the fiscal year in which the compensation is earned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in the Company’s 2004 Proxy Statement under the caption titled “Certain Transactions.” Such information is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in the Company’s 2004 Proxy Statement under the captions titled “Pre-Approval of Services Provided by the Company’s Independent Auditor” and “Principal Accounting Firm Fees.” Such information is hereby incorporated by reference.

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

4(vii)	Amendment No. 4 dated December 15, 2000, to the Rights Agreement dated December 30, 1988, filed as Exhibit 4(vii) to Registrant’s Form 8-A/A (Amendment No. 2) on December 19, 2000.

10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-K for the fiscal year ended February 28, 2001.**
10.2	A.G. Edwards, Inc. Non-Employee Director Stock Compensation Plan. (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended November 30, 2003.**
11	Computation of per share earnings is set forth in Note 10 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share” in this Form 10-K.
14.1	A.G. Edwards, Inc. Code of Ethical Conduct.
14.2	A.G. Edwards, Inc. Financial Code of Ethical Conduct.
21	Registrant’s Subsidiaries.
23	Independent Auditors’ Consent.
24	Power of Attorney (included on the signature page of this Form 10-K).
31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).
31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).
32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Numbers correspond to document numbers in Exhibit Table of Item 601 of Regulation S-K.

**	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed by the Registrant during the fourth quarter of 2004 with the SEC under captions “Item 5. Other Events” or “Item 12. Results of Operations and Financial Condition”:

Current report dated December 19, 2003, for the purpose of filing the Unaudited Earnings Summaries for the three-month and nine-month periods ended November 30, 2003, and supplemental quarterly information for A.G. Edwards, Inc.

Current report dated February 24, 2004, for the purpose of reporting an announcement of A.G. Edwards Inc.’s “Info Tech Staffing Arrangements” as part of its ongoing efforts to upgrade its securities processing and information technology platforms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC. (Registrant)

Date: April 26, 2004	By	/s/ Robert L. Bagby Robert L. Bagby Chairman of the Board and Chief Executive Officer

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

/s/ Robert L. Bagby Robert L. Bagby	Chairman of the Board, Chief Executive Officer and Director	April 26, 2004

/s/ Ronald J. Kessler Ronald J. Kessler	Vice Chairman of the Board and Director	April 26, 2004

/s/ Dr. E. Eugene Carter Dr. E. Eugene Carter	Director	April 26, 2004

/s/ Vicki B. Escarra Vicki B. Escarra	Director	April 26, 2004

/s/ Samuel C. Hutchinson Jr. Samuel C. Hutchinson Jr.	Director	April 26, 2004

/s/ Peter B. Madoff Peter B. Madoff	Director	April 26, 2004

/s/ Mark S. Wrighton Mark S. Wrighton	Director	April 26, 2004

/s/ Douglas L. Kelly Douglas L. Kelly	Treasurer, Chief Financial Officer and Secretary	April 26, 2004

/s/ Thomas H. Martin Jr. Thomas H. Martin Jr.	Controller	April 26, 2004

/s/ Joseph G. Porter Joseph G. Porter	Principal Accounting Officer	April 26, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 29, 2004 Deducted from asset account: Allowance for doubtful accounts	$44,508	$1,490	$405	$45,593

Year ended February 28, 2003 Deducted from asset account: Allowance for doubtful accounts	$38,214	$9,661	$3,367	$44,508

Year ended February 28, 2002 Deducted from asset account: Allowance for doubtful accounts	$10,697	$27,542	$25	$38,214

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.

We have audited the consolidated financial statements of A.G. Edwards, Inc. and subsidiaries (the “Company“) as of February 29, 2004, and February 28, 2003, and for each of the three years in the period ended February 29, 2004, and have issued our report thereon dated April 26, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of A.G. Edwards, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 26, 2004

EXHIBIT INDEX

Exhibit	Description
14.1	A.G. Edwards, Inc. Code of Ethical Conduct
14.2	A.G. Edwards, Inc. Financial Code of Ethical Conduct
21	Registrant’s Subsidiaries
23	Independent Auditors’ Consent
24	Power of Attorney (included on signature page of this Form 10-K)
31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a)
31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a)
32 (i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 (ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002