Form 10-Q
period 2004-05-31
EDWARDS A G INC
filed 2004-07-12
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2004			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At June 30, 2004, there were 79,231,463 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-8

	Item 2.	Management's Discussion and Analysis	9-13
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	13
		About Market Risk

	Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 6.	Exhibits and Reports on Form 8-K	16

		SIGNATURES	17

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	May 31,	February 29,
ASSETS	2004	2004
Cash and cash equivalents	$117,410	$107,565
Cash and government securities, segregated under
federal and other regulations	133,641	373,726
Securities purchased under agreements to resell	2,986	22,355
Securities borrowed	104,577	106,034
Receivables:
Customers, less allowance for doubtful
accounts of $9,540 and $45,593	2,286,486	2,373,007
Brokers, dealers and clearing organizations	12,593	14,693
Fees, dividends and interest	100,580	90,053
Securities inventory, at fair value:
State and municipal	265,393	292,741
Government and agencies	63,540	30,806
Corporate	98,810	83,103
Investments	314,711	298,441
Property and equipment, at cost, net of accumulated
depreciation and amortization of $665,190 and $639,756	487,957	498,706
Deferred income taxes	70,435	94,191
Other assets	51,823	49,638
	$4,110,942	$4,435,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$16,500	$28,300
Checks payable	249,871	257,566
Securities loaned	259,602	231,438
Payables:
Customers	969,442	1,125,014
Brokers, dealers and clearing organizations	167,046	153,451
Securities sold but not yet purchased, at fair value	43,022	44,908
Employee compensation and related taxes	270,636	440,764
Deferred compensation	201,380	206,734
Income taxes	3,258	13,588
Other liabilities	147,904	154,977
Total Liabilities	2,328,661	2,656,740
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	296,032	292,699
Retained earnings	2,063,099	2,029,562
	2,455,594	2,418,724
Less - Treasury stock, at cost (16,823,116 and 15,936,194 shares).	673,313	640,405
Total Stockholders' Equity	1,782,281	1,778,319
	$4,110,942	$4,435,059
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 31,
	2004	2003
REVENUES:
Commissions	$284,873	$241,800
Asset management and service fees	209,467	151,906
Principal transactions	69,401	70,396
Investment banking	60,441	69,684
Interest	28,773	24,186
Other	8,926	(1,619)
Total Revenues	661,881	556,353
Interest expense	583	784
Net Revenues	661,298	555,569

NON-INTEREST EXPENSES:
Compensation and benefits	433,191	372,855
Communication and technology	66,131	64,519
Occupancy and equipment	34,776	32,242
Marketing and business development	20,863	9,792
Floor brokerage and clearance	5,200	4,660
Other	27,811	28,166
Total Non-Interest Expenses	587,972	512,234

EARNINGS BEFORE INCOME TAXES	73,326	43,335

INCOME TAXES	27,062	15,459

NET EARNINGS	$46,264	$27,876

Earnings per share:
Diluted	$0.57	$0.35
Basic	$0.58	$0.35

Dividends per share	$0.16	$0.16

Average common and common equivalent
shares outstanding (in thousands):
Diluted	80,951	80,738
Basic	80,183	80,337

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$46,264	$27,876
Noncash items included in net earnings	51,507	49,551
Change in:
Cash and government securities, segregated	240,085	(17,503)
Net securities under resale and repurchase agreements	19,369	70,000
Net securities borrowed and loaned	405	483
Net receivable from customers	(69,143)	12,190
Net payable to brokers, dealers
and clearing organizations	15,695	1,667
Fees, dividends and interest receivable	(10,527)	(12,309)
Securities inventory, net	(22,979)	6,482
All other assets and liabilities	(222,220)	(117,363)
Net cash from operating activities	48,456	21,074

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(19,062)	(23,402)
Purchase of other investments	(4,542)	(3,777)
Proceeds from sale or maturity of other investments	1,450	4,767
Proceeds from sale of a subsidiary	10,830	-
Net cash from investing activities	(11,324)	(22,412)

Cash Flows from Financing Activities:
Short-term bank loans, net	(11,800)	18,100
Securities loaned	29,216	32,131
Employee stock transactions	2,132	124
Cash dividends paid	(12,774)	(12,795)
Purchase of treasury stock	(34,061)	(26,979)
Net cash from financing activities	(27,287)	10,581

Net Increase in Cash and Cash Equivalents	9,845	9,243
Cash and Cash Equivalents, Beginning of Period	107,565	97,552
Cash and Cash Equivalents, End of Period	$117,410	$106,795

Interest payments, net of amounts capitalized of $412 and $604, totaled $481 and $661 during the three-month periods ended May 31, 2004 and 2003, respectively.

Income tax payments totaled $9,989 and $5,370 during the three-month periods ended May 31, 2004, and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. (Edwards), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2004. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim condensed consolidated financial statements. The results of operations for the three months ended May 31, 2004, are not necessarily indicative of the results for the year ending February 28, 2005. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 914,069 shares at an aggregate cost of $34,061 during the three-month period ended May 31, 2004, and 935,238 shares at an aggregate cost of $26,979 during the three-month period ended May 31, 2003. At May 31, 2004, the Company had up to 5,775,178 shares available to be purchased under this program, which ends December 31, 2004.

Comprehensive earnings for the three-month periods ended May 31, 2004, and 2003 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended
	May 31,
	2004	2003

Net earnings available to common stockholders	$46,264	$27,876

Shares (in thousands):
Weighted average shares outstanding	80,183	80,337
Dilutive effect of employee stock plans	768	401
Total weighted average diluted shares	80,951	80,738
Diluted earnings per share	$0.57	$0.35
Basic earnings per share	$0.58	$0.35

For the three-month periods ended May 31, 2004, and 2003, there were 2,434,302 and 3,457,523 options, respectively, that were antidilutive and thus not included in the above calculation.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

EMPLOYEE STOCK PLANS:

The Company applies the provisions of Accounting Principles Board Opinion No. 25 to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder approved plans. The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company's stock at a discount from market value to a broad base of employees. The Incentive Stock Plan is a non-qualified plan and is used to grant options at market value to certain officers and key employees. If compensation expense associated with the stock options issued under these plans was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been as follows:

	Three Months Ended
	May 31,
	2004	2003

Net earnings, as reported	$46,264	$27,876
Add back compensation related to Incentive Stock Plans included in net earnings	5,552	3,636
Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(3,887)	(3,747)
Incentive Stock Plan	(6,774)	(4,567)
Pro forma net earnings	$41,155	$23,198
Earnings per share, as reported:
Diluted	$0.57	$0.35
Basic	$0.58	$0.35
Pro forma earnings per share:
Diluted	$0.51	$0.29
Basic	$0.51	$0.29

Pro forma net earnings	$41,155	$23,198
Add back reduction in incentive compensation funding formulas	1,287	1,157
Pro forma net earnings after reduction for incentive compensation plans	$42,442	$24,355
Diluted	$0.52	$0.30
Basic	$0.53	$0.30

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
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

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At May 31, 2004, Edwards' net capital of $620,266 was $575,333 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2004, the fair value of securities received as collateral where the Company is permitted to repledge the securities was $3,107,272 and the fair value of the collateral that had been repledged was $444,006.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal-year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

The following tables reflect changes in the restructuring reserve for the three months ended May 31, 2004 and 2003:

	Balance	Adjustment	Utilized in	Balance
	February 29,	to Initial	Fiscal	May 31,
	2004	Estimate	2005	2004

Technology assets	$-	$-	$-	$-
Severance costs	-	-	-	-
Real estate consolidations	7,190	-	(3,774)	3,416
	$7,190	$-	$(3,774)	$3,416

	Balance	Adjustment	Utilized in	Balance
	February 28,	to Initial	Fiscal	May 31,
	2003	Estimate	2004	2003

Technology assets	$136	$-	$(66)	$70
Severance costs	6,978	-	(6,789)	189
Real estate consolidations	9,325	-	(1,512)	7,813
	$16,439	$-	$(8,367)	$8,072

The real estate consolidations liability will be paid out over the remaining lives of the related leases, which extend to April 2008.

Sale of a Subsidiary

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc., a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by its management. The transaction price was $17,000 with $10,830 received immediately and the remainder to be received over a five-year period. CPI Qualified Plan Consultants had approximately 350 employees at the date of sale.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), which extended the effective date to the period ending May 31, 2004. The Company's adoption of FIN 46R did not have a material impact on the Company's condensed consolidated financial statements. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. A.G. Edwards, Inc. and its operating subsidiaries (collectively, the "Company"), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry's largest retail branch distribution systems. The Company is a St. Louis-based financial services firm with more than 700 locations and approximately 15,400 full-time employees in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

The number of the Company's financial consultants at May 31, 2004 was 6,899, a decrease of 81 (1 percent) from February 29, 2004. The total number of locations was 713, up three from the end of fiscal 2004.

Executive Summary

Many factors affect the Company's net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company's control, earnings may fluctuate significantly from period to period.

Despite uncertainties about interest rates, oil prices and Iraq, investors remained active in the markets during the three-month period ended May 31, 2004. The Dow Jones Industrial Average ("DJIA") decreased 395 points (4 percent) to close at 10,188, and the Nasdaq Composite Index ("Nasdaq") decreased 43 points (2 percent) to close at 1,987. Activity on the major exchanges was mixed from the previous quarter as the overall trading volumes on the New York Stock Exchange increased 4.5 percent and the Nasdaq decreased 1.6 percent.

The Company revenues are primarily generated by its brokerage subsidiary, A.G. Edwards & Sons, Inc. These revenues can be categorized into four main components: transaction-based revenues, asset management services, interest on margin accounts and fees from investment banking transactions.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity markets, as a dealer when the client purchases either fixed-income or equity securities from inventory, or from selling concessions when the client purchases newly issued securities in investment banking transactions. These revenues can be affected by trading volumes, by market and economic conditions, and by investor sentiment because the Company's clients are primarily retail oriented.

Revenues from asset management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds and money market funds.

Interest revenue is derived primarily from financing clients' margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

Investment banking fees result from bringing both equity-based and fixed income-based securities, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients in the case of exchange-traded funds and related products. The fees generated from these transactions vary based on the number and size of transactions successfully completed.

The Company's expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company's financial consultants and incentive compensation which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its expenses variable in nature, particularly those expenses related to its back-office systems.

During the first quarter of 2005, the Company experienced an increase in net revenues, net earnings and earnings per share compared to the same period last year. Net revenues increased $106 million (19 percent). In the first quarter, revenues from equity-based transactions increased $26 million (15 percent) while revenues from fixed-income based transactions decreased $8 million (11 percent), compared to the same period last year, reflecting continued client interest in the equity markets and a shift away from fixed-income products due to comparably lower yields and uncertainties concerning interest rates. Diluted earnings per share this year were $0.57 compared to $0.35 a year ago.

The following table illustrates the composition of the Company's net revenues for the three-month period ended May 31, 2004, and 2003:

	2004	2003
Commissions	43%	43%
Asset management and service fees	32%	27%
Principal transactions	10%	13%
Investment banking	9%	13%
Interest	4%	4%
Other	2%	-

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

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc., a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by its management. The transaction price was $17 million, with $11 million received immediately and the remainder to be received over a five-year period. CPI Qualified Plan Consultants had approximately 350 employees at the date of sale.

Results of Operations - For the Three Months Ended May 31, 2004 vs. May 31, 2003

Revenues from commissions increased $43 million (18 percent) reflecting the continued shift of investors from the fixed-income based products to equity-based products. Revenues from listed and over-the-counter transactions increased $26 million (22 percent). Revenues from mutual funds, primarily equity-based mutual funds, increased $15 million (27 percent) following a 36 percent increase in mutual fund purchases in commission-based accounts. Commodity commissions rose $5 million (56 percent) primarily due to increased revenues from third-party commodity funds. Commissions from the sale of insurance and annuity products decreased $4 million (7 percent).

Asset management and service fees increased $58 million (38 percent). Fees received in connection with client assets under third-party management and the Company's trust services and fee-based trading accounts increased $21 million (40 percent), primarily as a result of continued client interest in fee-based alternatives and increased valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $22 million (31 percent) reflecting a shift by individual investors toward equity-based products. Fees received from third-party investment managers in connection with the distribution of certain third-party money market funds increased $15 million (357 percent) reflecting the removal of expense caps in the third quarter of last year.

Revenues from principal transactions decreased $1 million (1 percent). Revenue from equity transactions increased $4 million (27 percent), while revenues from the sale of fixed-income products decreased $5 million (10 percent) as low yields, improved economic conditions and uncertainties surrounding changes in interest rates continue to shift investor demand from debt products to equity products.

Investment banking revenues decreased $9 million (13 percent) reflecting the trend of lower demand in many interest-rate-sensitive sectors. Underwriting fees and selling concessions decreased $8 million (14 percent) and management fees declined $2 million (10 percent).

Net interest revenue rose $5 million (20 percent) reflecting a 10 percent increase in client margin balances and an increase in the rate charged on these balances. In the fourth quarter of fiscal 2004, the Company changed the base rate it charges from the broker call rate to the prime rate.

Other revenue increased $11 million as a result of a net $3 million increase in the valuation of private equity investments versus a net $3 million decrease in the same period last year and $6 million insurance settlement as a result of business interruptions following the September 11 terrorist attacks.

Compensation and benefits expense increased $60 million (16 percent) due to higher commission expense and incentive compensation. Commissions expense rose $36 million (19 percent) as a result of increases in revenues upon which commissions are based. Incentive compensation, which is primarily formula based, increased $19 million (46 percent) as a result of the Company's improved profitability.

All remaining expenses increased $15 million (11 percent) primarily as a result of increased spending in connection with the Company's branding initiative. The Company expects branding expenditures to fluctuate from quarter to quarter.

Mutual Fund Regulatory Matters

The SEC, the National Association of Securities Dealers ("NASD") and other regulators, as well as Congress, are examining the manner in which mutual funds compensate broker-dealers for the sale of their shares. The Company has provided information in connection with certain related examinations. Future regulatory changes may require additional disclosure by mutual fund companies and broker-dealers or changes in the methods of compensating broker dealers for mutual fund sales. The Company is not able to predict whether industry-wide changes will occur or the possible impacts, if any, should changes be adopted.

The Company has received information requests from the SEC and the NASD with respect to mutual fund transactions that involve market timing, late trading or both, and the SEC, the NASD and certain states have examined certain branch offices in connection with mutual fund transactions. The Company has received subpoenas or requests for information from several states related to mutual fund transactions. In addition, the Company has received requests for information concerning timing transactions in variable annuity sub-accounts. The SEC has asked the Company, like other firms that use the National Securities Clearing Corporations Fund/SERV system to submit and clear mutual fund orders, to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred.

The review of mutual fund orders is still in progress. However, as a result of prior internal reviews and the SEC requested review of systems and controls, the Company has changed certain policies and procedures and is developing additional policies and procedures relating to the receipt and supervision of mutual fund orders.

Regulatory actions or claims may result from the information provided in light of these subpoenas and requests for information. The Company does not know the impact of such actions, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

Auction Rate Securities

The Company and other financial services firms have been asked by the SEC to voluntarily review their supervision and operation of certain auction rate securities transactions. The Company is performing but has not completed the review. As a result of the reviews to date, one employee has been suspended with pay pending additional review. Regulatory actions or claims may result as a result of the information developed during the review. As stated, the Company has not completed its review and does not know the impact of any such action or claims, if any, on the results of operations for future periods.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. Cash and government securities, segregated under federal and other regulations and securities purchased under agreements to resell decreased primarily due to the decrease in payables to customers and payments of employee bonuses and retirement and profit sharing contributions.

The principal sources for financing the Company's business are stockholder's equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $38 million and $144 million and average securities lending arrangements of $176 million and $178 million for the quarters ended May 31, 2004 and 2003, respectively, were primarily used to finance customer receivables.

The Company is engaged in a project that, when fully implemented, is designed to update the Company's technology infrastructure, streamline its back office processing and strengthen its data management capabilities. As part of this project, the Company will migrate its back-office systems to an application service provider, which will provide the software and computer operations that support the Company's securities processing functions. The Company has internally designated up to $183 million, including internal development costs, related to this project. Total costs for this project through May 31, 2004, were $109 million, of which $36 million was capitalized. The Project is expected to be complete in fiscal year 2006 with certain major components, including migration to the application service provider, scheduled to occur this fiscal year.

Under the Company's January 2003 stock repurchase program, the Company purchased 914,069 shares at an aggregate cost of $34 million during the three-month period ended May 31, 2004 and purchased 935,238 shares at an aggregate cost of $27 million during the three-month period ended May 31, 2003. At May 31, 2004, the Company had up to 5,775,178 shares available to be purchased under this program, which ends December 31, 2004.

The Company committed $127 million to various private equity partnerships, of which $50 million remained unfunded at May 31, 2004. These commitments are subject to calls by the partnerships as the funds are needed.

There were no material changes to the Company's long-term commitments or obligations table as reported in the Annual Report on Form 10-K for fiscal year ended February 29, 2004.

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

The Company's principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At May 31, 2004, Edwards' net capital of $620 million was $575 million in excess of the minimum requirement.

Critical Accounting Estimates

There were no material changes to the Company's Critical Accounting Estimates as reported in the Annual Report on Form 10-K for fiscal year ended February 29, 2004.

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

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was performed under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Disclosure Controls include components of the Company's internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements in conformity with generally accepted accounting principles in the U.S. To the extent that components of the Company's internal control over financial reporting are included within the Company's Disclosure Controls, they are included in the scope of the Company's quarterly controls evaluation.

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company's internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Controls Evaluation included a review of the controls' objectives and design, the Company's implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Many of the components of the Company's Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel of the Company who evaluate them in connection with determining their auditing procedures related to their report on the Company's annual financial statements and not to provide assurance on the Company's Controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and to modify them as necessary. The Company intends to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

During the quarter ended May 31, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.

Item 4:	Submission of Matters To A Vote Of Security Holders

	At the Company's Annual Meeting of Stockholders on June 24, 2004, stockholders approved the following nominations and proposals:

			Votes	Votes
		Votes For	Against	Withheld
	Nominations for director:*

	Robert L. Bagby	58,908,680		2,117,891
	Dr. E. Eugene Carter	58,483,362		2,543,209
	Peter B. Madoff	59,138,534		1,888,037

	To approve the A.G. Edwards, Inc. 2004 Performance Plan for Executives	50,185,487	3,889,797	412,578

	Ratification of Deloitte & Touche LLP as auditors*	58,861,446	2,066,905	98,220

	A total of 61,026,571 shares were present in person or by proxy at the Annual Meeting.

	*Includes broker non-votes.

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Reports on Form 8-K

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarter ended May 31, 2004:

Current report dated March 12, 2004, for the purpose of announcing the discussions with the Georgia Secretary of State's Securities and Business Division concerning a consent order involving the firm's Augusta, Georgia office.

Current report dated March 19, 2004, for the purpose of reporting the sale of CPI Qualified Plan Consultants, Inc., a third-party administrator of qualified employee retirement plans and a wholly owned subsidiary of A.G. Edwards, Inc.

Current report dated March 25, 2004, for the purpose of filing the Unaudited Earnings Summaries for the three-month and year ended February 29, 2004, and supplemental quarterly information for A.G. Edwards, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 9, 2004	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 9, 2004	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-17-