Form 10-Q
period 2004-08-31
EDWARDS A G INC
filed 2004-10-12
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2004			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At September 30, 2004, there were 76,393,168 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-8

	Item 2.	Management's Discussion and Analysis	8-13
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	13
		About Market Risk

	Item 4.	Controls and Procedures	13-14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 2.	Changes in Securities, Use of Proceeds and Issuer	15
		Purchases of Equity Securities

	Item 6.	Exhibits and Reports on Form 8-K	15

		SIGNATURES	16

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	August 31,	February 29,
ASSETS	2004	2004
Cash and cash equivalents	$141,081	$107,565
Cash and government securities, segregated under
federal and other regulations	141,560	373,726
Securities purchased under agreements to resell	-	22,355
Securities borrowed	77,396	106,034
Receivables:
Customers, less allowance for doubtful
accounts of $9,598 and $45,593	2,279,797	2,373,007
Brokers, dealers and clearing organizations	16,998	14,693
Fees, dividends and interest	106,787	90,053
Securities inventory, at fair value:
State and municipal	212,969	292,741
Government and agencies	26,448	30,806
Corporate	87,418	83,103
Investments	314,658	298,441
Property and equipment, at cost, net of accumulated
depreciation and amortization of $667,043 and $639,756	481,561	498,706
Deferred income taxes	78,028	94,191
Other assets	36,599	49,638
	$4,001,300	$4,435,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$173,000	$28,300
Checks payable	234,767	257,566
Securities loaned	226,196	231,438
Payables:
Customers	698,494	1,125,014
Brokers, dealers and clearing organizations	177,021	153,451
Securities sold but not yet purchased, at fair value	48,250	44,908
Employee compensation and related taxes	357,661	440,764
Deferred compensation	197,169	206,734
Income taxes	29,009	13,588
Other liabilities	139,401	154,977
Total Liabilities	2,280,968	2,656,740
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	295,958	292,699
Retained earnings	2,091,421	2,029,562
	2,483,842	2,418,724
Less - Treasury stock, at cost (19,543,155 and 15,936,194 shares).	763,510	640,405
Total Stockholders' Equity	1,720,332	1,778,319
	$4,001,300	$4,435,059
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003
REVENUES:
Commissions	$237,119	$268,393	$521,992	$510,193
Asset management and service fees	214,223	168,096	428,282	322,363
Principal transactions	70,999	82,178	140,400	152,574
Investment banking	57,872	94,557	118,313	164,241
Interest	29,921	23,986	58,694	48,172
Other	4,753	2,515	13,679	896
Total Revenues	614,887	639,725	1,281,360	1,198,439
Interest expense	618	950	1,201	1,734
Net Revenues	614,269	638,775	1,280,159	1,196,705

NON-INTEREST EXPENSES:
Compensation and benefits	401,764	419,094	834,955	791,949
Communication and technology	58,914	68,795	125,045	133,314
Occupancy and equipment	35,268	36,269	70,044	68,511
Marketing and business development	12,676	11,099	33,539	20,891
Floor brokerage and clearance	5,723	5,989	10,923	10,649
Other	36,800	40,134	69,203	70,661
Total Non-Interest Expenses	551,145	581,380	1,143,709	1,095,975

EARNINGS BEFORE INCOME TAXES	63,124	57,395	136,450	100,730

INCOME TAXES	22,496	19,907	49,558	35,366

NET EARNINGS	$40,628	$37,488	$86,892	$65,364

Earnings per share:
Diluted	$0.52	$0.46	$1.09	$0.81
Basic	$0.52	$0.47	$1.10	$0.82

Dividends per share	$0.16	$0.16	$0.32	$0.32

Average common and common equivalent
shares outstanding (in thousands):
Diluted	79,156	80,488	80,053	80,615
Basic	78,305	79,394	79,188	79,865

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$86,892	$65,364
Noncash items included in net earnings	82,380	78,949
Change in:
Cash and government securities, segregated	232,166	2,137
Net securities under resale and repurchase agreements	22,355	198,522
Net securities borrowed and loaned	36,782	18,282
Net receivable from customers	(333,536)	(49,613)
Net payable to brokers, dealers
and clearing organizations	21,265	19,425
Fees, dividends and interest receivable	(16,734)	(39,715)
Securities inventory, net	83,157	(114,141)
All other assets and liabilities	(131,891)	(7,109)
Net cash from operating activities	82,836	172,101

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(39,636)	(47,473)
Purchase of other investments	(7,192)	(11,878)
Proceeds from sale or maturity of other investments	3,348	5,856
Proceeds from sale of a subsidiary	10,830	-
Net cash from investing activities	(32,650)	(53,495)

Cash Flows from Financing Activities:
Short-term bank loans, net	144,700	(27,500)
Securities loaned	(13,386)	2,939
Employee stock transactions	2,074	1,235
Cash dividends paid	(25,499)	(25,552)
Purchase of treasury stock	(124,559)	(60,790)
Net cash from financing activities	(16,670)	(109,668)

Net Increase in Cash and Cash Equivalents	33,516	8,938
Cash and Cash Equivalents, Beginning of Period	107,565	97,552
Cash and Cash Equivalents, End of Period	$141,081	$106,490

Interest payments, net of amounts capitalized of $225 and $761, totaled $1,010 and $1,661 during the six-month periods ended August 31, 2004 and 2003, respectively.

Income tax payments totaled $14,297 and $15,755 during the six-month period ended August 31, 2004, and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2004. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim condensed consolidated financial statements. The results of operations for the six months ended August 31, 2004, are not necessarily indicative of the results for the year ending February 28, 2005. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 3,641,479 shares at an aggregate cost of $124,559 during the six-month period ended August 31, 2004 and 1,886,411 shares at an aggregate cost of $60,790 during the six-month period ended August 31, 2003. At August 31, 2004, the Company had up to 3,047,768 shares available for repurchase under this program, which ends December 31, 2004.

Comprehensive earnings for the six-month periods ended August 31, 2004 and 2003 were equal to the Company's net earnings.

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Net earnings available to common stockholders	$40,628	$37,488	$86,892	$65,364

Shares (in thousands):
Weighted average shares outstanding	78,305	79,394	79,188	79,865
Dilutive effect of employee stock plans	851	1,094	865	750
Total weighted average diluted shares	79,156	80,488	80,053	80,615
Diluted earnings per share	$0.52	$0.46	$1.09	$0.81
Basic earnings per share	$0.52	$0.47	$1.10	$0.82

For the three-month and six-month periods ended August 31, 2004, there were 3,255,690 and 2,431,109 options, respectively, that were considered antidilutive and thus not included in the above calculation. For both the three-month and the six-month periods ended August 31, 2003, there were 2,727,176 options that were considered antidilutive and thus not included in the above calculation.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

EMPLOYEE STOCK PLANS:

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its income statement. The Company grants options to employees utilizing two shareholder approved plans: The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company's stock at a discount from market to a broad base of employees; The Incentive Stock Plan is a non-qualified plan and is used to grant options and restricted stock at market value to certain officers and key employees. Compensation expense related to restricted stock is reflected in net earnings. If compensation expense associated with these plans was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Net earnings, as reported	$40,628	$37,488	$86,892	$65,364
Add back compensation related to Incentive
Stock Plans included in net earnings	4,394	4,785	9,998	8,470
Deduct effect of stock option based
employee compensation:
Employee Stock Purchase Plan	(4,153)	(3,818)	(8,040)	(7,565)
Incentive Stock Plan	(5,729)	(5,729)	(12,668)	(10,358)
Pro forma net earnings	$35,140	$32,726	$76,182	$55,911
Earnings per share, as reported:
Diluted	$0.52	$0.46	$1.09	$0.81
Basic	$0.52	$0.47	$1.10	$0.82
Pro forma earnings per share:
Diluted	$0.44	$0.41	$0.95	$0.69
Basic	$0.45	$0.41	$0.96	$0.70

Pro forma net earnings	$35,140	$32,726	$76,182	$55,911
Add back reduction in incentive
compensation funding formulas	1,425	1,258	2,857	2,500
Pro forma net earnings after reduction for
incentive compensation plans	$36,565	$33,984	$79,039	$58,411
Diluted	$0.46	$0.42	$0.99	$0.72
Basic	$0.47	$0.43	$1.00	$0.73

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that the ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims. Factors considered by management in estimating the Company's liability are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims, investigations and proceedings. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters are not expected to have a material adverse effect on the condensed consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

The Company is engaged in a project that, when fully implemented, is designed to update the Company's technology infrastructure, streamline back-office processing and strengthen its data management capabilities. As part of this project, the Company will convert its back-office systems to an application service provider, Thompson Financial Inc., which will provide the software and computer operations that support the Company's securities processing functions. Total costs for this project through August 31, 2004, were $137,300 of which $43,000 was capitalized. As with any comparable technology project, the risks associated with meeting the cost estimate for this project include changes in project scope, changes in the timing of project deliverables or conversion, availability and costs of resources, and integration with vendors. The Company continues to evaluate its conversion plan and the date of the conversion given the present status of the project, the size of the project, the status of testing plans, the results of tests to date and the importance of the conversion to the operations of the Company. The project is expected to be completed in fiscal year 2006 with certain major components, including conversion to the application service provider, scheduled to occur before completion of the total project. The Company's most recent estimate of the cost of this project of $186,100, including internal development costs, is based on a conversion to the application service provider on a date that the Company now believes will be changed to a later date. The Company expects the current estimate to increase for additional testing, administrative costs and other costs resulting from any change in the conversion date, however the amount cannot be determined with certainty at this time.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At August 31, 2004, Edwards' net capital of $644,956 was $599,790 in excess of the minimum requirement.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to re-pledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At August 31, 2004, the fair value of securities received as collateral where the Company is permitted to re-pledge the securities was $3,096,754 and the fair value of the collateral that had been re-pledged was $590,588.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

The following tables reflect changes in the restructuring reserve for the six months ended August 31, 2004 and 2003:

	Balance	Adjustment		Balance
	February 29,	to Initial		August 31,
	2004	Estimate	Utilized	2004

Real estate consolidations	$7,190	$-	$(4,240)	$2,950

	Balance	Adjustment		Balance
	February 28,	to Initial		August 31,
	2003	Estimate	Utilized	2003

Technology asset write-offs	$136	$-	$(136)	$-
Severance costs	6,978	-	(6,978)	-
Real estate consolidations	9,325	1,820	(2,375)	8,770
	$16,439	$1,820	$(9,489)	$8,770

In fiscal year 2004, the real estate consolidation portion of the restructuring liability was adjusted to reflect a change in the Company's assumptions related to the sub-lease of certain office space. The adjustment is included in other expenses in the Company's condensed consolidated statement of earnings for the three-month and six-month periods ended August 31, 2003.

The real estate consolidations liability will be paid out over the remaining lives of the related leases, which extend to April 2008.

SALE OF A SUBSIDIARY:

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. ("CPI"), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI's management. The transaction price was $17,000 with $10,830 received immediately and the remainder to be received over a five-year period. CPI had approximately 350 employees at the date of sale.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), which extended the effective date to the period ended May 31, 2004. The Company's adoption of FIN 46R did not have a material impact on the Company's condensed consolidated financial statements. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. ("Edwards"). A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry's largest retail branch distribution systems. The Company is a St. Louis-based financial services firm with more than 700 locations and approximately 15,400 full-time employees in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

The number of the Company's financial consultants at August 31, 2004 was 6,872, a decrease of 108 (2 percent) from February 29, 2004. The total number of locations was 717, up seven from February 29, 2004.

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

Despite uncertainties about interest rates, oil prices, Iraq, and the United States Presidential election, the Dow Jones Industrial Average ("DJIA") increased 758 points (8 percent) to close at 10,174 and the Nasdaq Composite Index ("Nasdaq") increased 28 points (2 percent) to close at 1,838 during the six-month period ended August 31, 2004. Activity on the major exchanges was mixed as the overall trading volumes on the New York Stock Exchange decreased and the Nasdaq increased slightly compared to the previous year.

The Company's revenues are primarily generated by its brokerage subsidiary, A.G. Edwards & Sons, Inc. These revenues can be categorized into four main components: transaction-based revenues, asset management services, interest on margin accounts and fees from investment banking transactions.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity markets, as a dealer when the client purchases securities from inventory, or from selling concessions when the client purchases newly issued securities in investment banking transactions. These revenues can be affected by trading volumes, market and economic conditions, and investor sentiment.

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

Investment banking fees primarily result from bringing both fixed-income and equity-based securities to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients in the case of exchange traded funds and related products. The fees generated from these transactions vary based on the number and size of transactions successfully completed.

The Company's expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company's financial consultants and incentive compensation, which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its expenses variable in nature, particularly those expenses related to its back-office systems.

During the first half of fiscal 2005, the Company experienced an increase in net revenues, net earnings and earnings per share compared to the same period last year. Net revenues increased $83 million (7 percent) reflecting greater client demand in fee-based programs and services as well as increased asset values in mutual funds. Diluted earnings per share this year were $1.09 compared to $0.81 a year ago.

The following table illustrates the composition of the Company's net revenues for the six-month period ended August 31, 2004, and 2003:

	2004	2003
Commissions	41%	42%
Asset management and service fees	33%	27%
Principal transactions	11%	13%
Investment banking	9%	14%
Interest	5%	4%
Other	1%	-

In addition to continued competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally for a similar client base.

Results of Operations - For the Six Months Ended August 31, 2004 vs. August 31, 2003

Revenues from commissions increased $12 million (2 percent) primarily resulting from increased revenues from mutual fund and commodity transactions. Mutual fund revenue increased $11 million (9 percent) and revenue from the sale of managed futures funds increased $5 million (45 percent) as some clients' interests shifted from the equity and fixed-income markets to managed investment products. Commissions from the sale of insurance and annuity products decreased $5 million (5 percent).

Asset management and service fees increased $106 million (33 percent). Fees received in connection with client assets under third-party management and the Company's trust services and fee-based trading accounts increased $44 million (39 percent), primarily as a result of continued client interest in fee-based alternatives to commission accounts and increased valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $34 million (22 percent) reflecting a shift by individual investors away from the equity and fixed-income markets to managed investment products. Fees received from third-party investment managers in connection with the distribution of certain third-party money market funds increased $31 million (462 percent) reflecting the removal of expense caps in the third quarter of last year.

Revenues from principal transactions decreased $12 million (8 percent). Revenues from equity transactions increased $2 million (5 percent), while revenues from the sale of fixed-income products decreased $14 million (12 percent). Low yields, improved economic conditions, and uncertainties surrounding changes in interest rates shifted investor interest away from the fixed-income markets.

Investment banking revenues decreased $46 million (28 percent) reflecting the trend of lower demand in many interest rate sensitive sectors that resulted in a decreased number and size of investment banking transactions compared to the record results from a year ago. Underwriting fees and selling concessions decreased $35 million (29 percent) and management fees decreased $11 million (25 percent).

Net interest revenue rose $11 million (24 percent) reflecting a 9 percent increase in client margin balances and an increase in the rates charged on these balances. In the fourth quarter of fiscal 2004, the Company changed the base rate it charges from the broker call rate to the prime rate and in the second quarter of this year the Federal Reserve increased interest rates by 0.5 percent.

Other revenue increased $13 million as a result of a net increase in the valuation of private equity investments and a $6 million insurance settlement as a result of business interruptions following September 11.

Compensation and benefits expense increased $43 million (5 percent) due to higher commission expense and incentive compensation. Commission expense rose $22 million (6 percent) as a result of increases in revenues upon which commissions are based. Incentive compensation, which is primarily formula based, increased $14 million (14 percent) as a result of the Company's improved profitability.

All remaining expenses increased $5 million (2 percent). Communications and technology decreased $8 million (6 percent) primarily due to decreased depreciation and to lower leasing costs related to the Company's broker workstations. The Company expects depreciation related to the Company's broker workstations to increase as the current installation of new workstations continues. Marketing and business development increased $13 million (61 percent) in connection with the Company's branding initiative. The Company expects branding expenditures to fluctuate from quarter to quarter.

Results of Operations - Three Months Ended August 31, 2004 vs. August 31, 2003

Net earnings for the quarter ended August 31, 2004, were $41 million on net revenues of $614 million compared to net earnings of $37 million on net revenues of $639 million for the same period a year ago. The explanation for revenue and expense fluctuations for the six-month period are generally applicable to the three months of operations, except as noted below.

Commission revenues decreased $31 million (12 percent) as a result of decreases in virtually every revenue stream as clients decreased their participation in the equity markets as witnessed by decreases in trading volumes on the NYSE and Nasdaq of 6 percent and 11 percent, respectively.

Compensation and benefits expense decreased $17 million (4 percent) due to decreased commission expense and incentive compensation. Commission expense decreased $13 million (6 percent) as a result of decreases in revenues upon which commissions are based. Incentive compensation decreased $5 million (8 percent) primarily due to decreases in incentive compensation accruals for investment bankers and research analysts.

Mutual Fund Regulatory Matters

The SEC, the National Association of Securities Dealers ("NASD") and other regulators, as well as Congress, have examined or are examining the manner in which mutual funds compensate broker-dealers in connection with the sale of the mutual funds. The Company has provided information in connection with certain related examinations. The SEC has adopted rules that, on December 13, 2004, will prohibit mutual funds from paying for the distribution of their shares with brokerage commissions. Future regulatory changes may require additional disclosures by mutual fund companies, broker-dealers or both or further affect the methods of compensating broker dealers for mutual fund sales. Certain mutual fund companies have notified Edwards that they have changed the amount of compensation they will pay for brokerage transactions. The Company is not able to predict the impact of changes related to mutual funds, including changes to date, additional changes that may occur in regulations, or changes caused by actions of mutual fund companies. However, the effects could be significant and adverse.

The Company has received information requests or subpoenas from the SEC, the NASD, several states and the United States Department of Justice with respect to mutual fund transactions that involve market timing, late trading or both. The SEC, the NASD and certain states have examined certain branch offices and have or will take statements from employees of the Company, in connection with such mutual fund transactions. In addition, the Company has received requests for information concerning timing transactions in variable annuity sub-accounts.

The SEC asked the Company, like other firms that use the National Securities Clearing Corporation's Fund/Serv to clear mutual fund orders, to review systems and controls for orders to prevent late trading and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. As the result of the reviews of systems and controls, the Company has changed certain policies and procedures and is developing additional policies and procedures relating to the receipt and supervision of mutual fund orders.

Regulatory actions or claims may occur related to market timing or other mutual fund activities. The Company is unable to determine with certainty the impact of such actions, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

Auction Rate Securities

The Company and other financial services firms have been asked by the SEC to voluntarily review their supervision and operation of certain auction rate securities transactions. The Company has performed the review. Regulatory actions or claims may result from the information developed during the review. The Company is unable to determine with certainty the impact of any such action or claims, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

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

The principal sources for financing the Company's business are stockholder's equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $45 million and $132 million and average securities lending arrangements of $197 million and $172 million for the six-months ended August 31, 2004 and 2003, respectively, were primarily used to finance customer receivables.

The Company is engaged in a project that, when fully implemented, is designed to update the Company's technology infrastructure, streamline back-office processing and strengthen its data management capabilities. As part of this project, the Company will convert its back-office systems to an application service provider, Thompson Financial Inc., which will provide the software and computer operations that support the Company's securities processing functions. Total costs for this project through August 31, 2004, were $137 million of which $43 million was capitalized. As with any comparable technology project, the risks associated with meeting the cost estimate for this project include changes in project scope, changes in the timing of project deliverables or conversion, availability and costs of resources, and integration with vendors. The Company continues to evaluate its conversion plan and the date of the conversion given the present status of the project, the size of the project, the status of testing plans, the results of tests to date and the importance of the conversion to the operations of the Company. The project is expected to be completed in fiscal year 2006 with certain major components, including conversion to the application service provider, scheduled to occur before completion of the total project. The Company's most recent estimate of the cost of this project of $186 million, including internal development costs, is based on a conversion to the application service provider on a date that the Company now believes will be changed to a later date. The Company expects the current estimate to increase for additional testing, administrative costs and other costs resulting from any change in the conversion date, however the amount cannot be determined with certainty at this time. On October 8, 2004, the Company filed a Form 8-K in connection with entering into a Hosting and Services Agreement with Thompson Financial, Inc.

Under the Company's January 2003 stock repurchase program, the Company purchased 3,641,479 shares at an aggregate cost of $125 million during the six-month period ended August 31, 2004 and purchased 1,886,411 shares at an aggregate cost of $61 million during the six-month period ended August 31, 2003. At August 31, 2004, the Company had up to 3,047,768 shares available to be purchased under this program, which ends December 31, 2004.

The Company committed $127 million to various private equity partnerships, of which $50 million remained unfunded at August 31, 2004. These commitments are subject to calls by the partnerships as the funds are needed.

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

The Company's principal subsidiary, A.G. Edwards & Sons, Inc., is required by the Securities and Exchange Commission to maintain specified amounts of liquid net capital to meet its obligations to clients. At August 31, 2004, Edwards' net capital of $645 million was $600 million in excess of the minimum requirement.

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. ("CPI"), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI's management. The transaction price was $17 million, with $11 million received immediately and the remainder to be received over a five-year period. CPI had approximately 350 employees at the date of sale.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving varying degrees of judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 29, 2004. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 29, 2004, for a more comprehensive listing of significant accounting policies.

In addition to those estimates referred to above, the Company's employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal year results and paid at year end. The Company's incentive compensation is primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formula, and may revise this accrual for any anticipated discretionary alterations.

Forward-Looking Statements

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes and costs, estimates of capital expenditures, and implementation and effects of the estimates for the Marketing Initiative, outsourcing agreements including implementation and conversion, expense reduction strategies, workforce reductions, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared

During the quarter ended August 31, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.

Item 2.	Changes in Securities, Use Of Proceeds and Issuer Purchases of Equity Securities

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock during the period January 31, 2003 through December 31, 2004.

The following table presents the number of shares purchased monthly under the Company's stock repurchase program for the three-month period ended August 31, 2004:

Total
				Number of	Maximum
				Shares	Number of
		Total	Average	Purchased as	Shares
		Number of	Price	Part of Publicly	that May Yet be
		Shares	Paid Per	Announced	Purchased Under
	Period	Purchased	Share	Plan	The Plan
June
	(6/1/04 - 6/30/04)	408,672	$35.44	408,672	5,366,506
July
	(7/1/04 - 7/30/04)	1,154,633	$32.81	1,154,633	4,211,873
August
	(8/2/04 - 8/31/04)	1,164,105	$32.76	1,164,105	3,047,768

	Total	2,727,410	$33.18	2,727,410	3,047,768

There were no shares purchased other than those through the January 2003 stock repurchase plan.

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

	31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

	31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

	32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

	32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Report on Form 8-K

The following Current Report on Form 8-K was filed with or furnished to the SEC during the quarter ended August 31, 2004:

Current report dated June 24, 2004, for the purpose of filing the Unaudited Earnings Summaries for the quarter ended May 31, 2004, and supplemental quarterly information for A.G. Edwards, Inc.

Current report dated August 5, 2004, for the purpose of filing an internal communication of A.G. Edwards, Inc. regarding proposed changes to its Employee Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	October 8, 2004	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 8, 2004	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-16-