Form 10-Q
period 2004-11-30
EDWARDS A G INC
filed 2005-01-10
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2004			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At December 31, 2004 there were 76,038,723 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4-9

	Item 2.	Management's Discussion and Analysis	9-16
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	16
		About Market Risk

	Item 4.	Controls and Procedures	16-17

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 2.	Changes in Securities, Use of Proceeds and Issuer	17-18
		Purchases of Equity Securities

	Item 6.	Exhibits and Reports on Form 8-K	18

		SIGNATURES	19

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	November 30,	February 29,
ASSETS	2004	2004
Cash and cash equivalents	$135,007	$107,565
Cash and government securities, segregated under
federal and other regulations	194,845	373,726
Securities purchased under agreements to resell	-	22,355
Securities borrowed	113,815	106,034
Receivables:
Customers, less allowance for doubtful
accounts of $9,538 and $45,593	2,313,804	2,373,007
Brokers, dealers and clearing organizations	11,885	14,693
Fees, dividends and interest	84,969	90,053
Securities inventory, at fair value:
State and municipal	173,777	292,741
Government and agencies	69,922	30,806
Corporate	72,477	83,103
Investments	340,784	298,441
Property and equipment, at cost, net of accumulated
depreciation and amortization of $691,237 and $639,756	488,508	498,706
Deferred income taxes	69,170	94,191
Other assets	36,334	49,638
	$4,105,297	$4,435,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$9,900	$28,300
Checks payable	264,078	257,566
Securities loaned	288,829	231,438
Payables:
Customers	807,831	1,125,014
Brokers, dealers and clearing organizations	200,254	153,451
Securities sold but not yet purchased, at fair value	62,711	44,908
Employee compensation and related taxes	392,743	440,764
Deferred compensation	208,989	206,734
Income taxes	4,235	13,588
Other liabilities	152,989	154,977
Total Liabilities	2,392,559	2,656,740
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	294,596	292,699
Retained earnings	2,113,101	2,029,562
	2,504,160	2,418,724
Less - Treasury stock, at cost (20,429,179 and 15,936,194 shares)	791,422	640,405
Total Stockholders' Equity	1,712,738	1,778,319
	$4,105,297	$4,435,059
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
REVENUES:
Commissions	$252,091	$272,704	$774,083	$782,897
Asset management and service fees	227,195	181,409	655,477	503,772
Principal transactions	55,969	72,418	196,369	224,992
Investment banking	57,809	76,377	176,122	240,618
Interest	32,642	22,051	91,336	70,223
Other	13,510	4,765	27,189	5,661
Total Revenues	639,216	629,724	1,920,576	1,828,163
Interest expense	1,227	403	2,428	2,137
Net Revenues	637,989	629,321	1,918,148	1,826,026

NON-INTEREST EXPENSES:
Compensation and benefits	411,574	400,878	1,246,529	1,192,827
Communication and technology	59,429	69,892	184,474	203,206
Occupancy and equipment	35,476	37,391	105,520	105,902
Marketing and business development	14,271	13,604	47,810	34,495
Floor brokerage and clearance	5,307	5,720	16,230	16,369
Other	34,075	40,988	103,278	111,649
Total Non-Interest Expenses	560,132	568,473	1,703,841	1,664,448

EARNINGS BEFORE INCOME TAXES	77,857	60,848	214,307	161,578

INCOME TAXES	28,684	21,131	78,242	56,497

NET EARNINGS	$49,173	$39,717	$136,065	$105,081

Earnings per share:
Diluted	$0.63	$0.49	$1.72	$1.30
Basic	$0.64	$0.49	$1.74	$1.31

Dividends per share	$0.16	$0.16	$0.48	$0.48

Average common and common equivalent
shares outstanding (in thousands):
Diluted	77,844	81,401	79,252	80,869
Basic	76,781	80,047	78,423	79,926

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$136,065	$105,081
Noncash items included in net earnings	111,562	112,605
Change in:
Cash and government securities, segregated	178,881	(44,821)
Net securities resale and repurchase agreements	22,355	(37,208)
Net securities borrowed and loaned	4,345	16,265
Net receivable from customers	(258,151)	(214,389)
Net payable to brokers, dealers
and clearing organizations	49,611	33,351
Fees, dividends and interest receivable	5,084	(8,558)
Securities inventory, net	108,277	109,160
All other assets and liabilities	(86,081)	51,864
Net cash from operating activities	271,948	123,350

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(73,740)	(84,516)
Purchase of other investments	(15,362)	(16,220)
Proceeds from sale or maturity of other investments	11,259	6,917
Proceeds from sale of a subsidiary	10,830	-
Net cash from investing activities	(67,013)	(93,819)

Cash Flows from Financing Activities:
Short-term bank loans, net	(18,400)	(40,000)
Securities loaned	45,265	50,990
Employee stock transactions	64,441	52,725
Cash dividends paid	(37,806)	(38,167)
Purchase of treasury stock	(230,993)	(72,838)
Net cash from financing activities	(177,493)	(47,290)

Net Increase in Cash and Cash Equivalents	27,442	(17,759)
Cash and Cash Equivalents, Beginning of Period	107,565	97,552
Cash and Cash Equivalents, End of Period	$135,007	$79,793

Interest payments, net of amounts capitalized of $383 and $841, totaled $2,228 and $2,134 during the nine-month periods ended November 30, 2004 and 2003, respectively.

Income tax payments totaled $56,502 and $61,432 during the nine-month periods ended November 30, 2004, and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS:

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 2004. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim condensed consolidated financial statements. The results of operations for the nine months ended November 30, 2004, are not necessarily indicative of the results for the year ending February 28, 2005. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

STOCKHOLDERS' EQUITY:

Under the Company's January 2003 stock repurchase program, the Company purchased 6,568,029 shares at an aggregate cost of $230,993 during the nine-month period ended November 30, 2004 and 2,217,302 shares at an aggregate cost of $72,838 during the nine-month period ended November 30, 2003. At November 30, 2004, the Company had up to 121,218 shares available for repurchase under this program, which ends December 31, 2004.

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 of the Company's outstanding shares during the period beginning November 19, 2004 and ending December 31, 2006.

Comprehensive earnings for the nine-month periods ended November 30, 2004 and 2003 were equal to the Company's net earnings.

EARNINGS PER SHARE:

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003

Net earnings available to common stockholders	$49,173	$39,717	$136,065	$105,081

Shares (in thousands):
Weighted average shares outstanding	76,781	80,047	78,423	79,926
Dilutive effect of employee stock plans	1,063	1,354	829	943
Total weighted average diluted shares	77,844	81,401	79,252	80,869
Diluted earnings per share	$0.63	$0.49	$1.72	$1.30
Basic earnings per share	$0.64	$0.49	$1.74	$1.31

For the three-month and nine-month periods ended November 30, 2004, there were 3,238,678 and 2,421,106 options, respectively, that were considered antidilutive and thus not included in the above calculation. For the three-month and nine-month periods ended November 30, 2003, there were 1,865,277 options that were considered antidilutive and thus not included in the above calculation.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

EMPLOYEE STOCK PLANS:

The Company amended the terms of its Employee Stock Purchase Plan effective October 1, 2004. The discount from the market under the plan was reduced to 5% from 15% and the one year look-back period for the options issued under the plan was eliminated. As a result of these changes, the options granted under this plan are no longer considered compensatory for purposes of the pro-forma earnings calculation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as shown below.

Options to purchase 1,875,000 shares of common stock granted under the amended Employee Stock Purchase Plan are exercisable in monthly installments at 95% of the market price on the last business day of each month. Employees purchased an aggregate of 149,409 shares at an average price of $36.03 per share of common stock on the last business days of October 2004 and November 2004. Under the previous terms of the Employee Stock Purchase Plan, employees purchased shares once a year and purchased 1,843,334 shares at $29.54 per share in October 2004. Treasury shares were utilized for all of the transactions.

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder approved plans: The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company's stock at a discount from market to a broad base of employees; The Incentive Stock Plan is a non-qualified plan and is used to grant options and restricted stock at market value to certain officers and key employees. Compensation expense related to restricted stock is reflected in net earnings. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2003	2004	2003

Net earnings, as reported	$49,173	$39,717	$136,065	$105,081
Add back compensation related to Incentive
Stock Plans included in net earnings	4,131	4,802	13,959	13,302
Deduct effect of stock option based
employee compensation:
Employee Stock Purchase Plan	(736)	(2,909)	(8,776)	(10,528)
Incentive Stock Plan	(5,384)	(5,749)	(17,717)	(16,792)
Pro forma net earnings	$47,184	$35,861	$123,531	$91,063
Earnings per share, as reported:
Diluted	$0.63	$0.49	$1.72	$1.30
Basic	$0.64	$0.49	$1.74	$1.31
Pro forma earnings per share:
Diluted	$0.60	$0.44	$1.55	$1.13
Basic	$0.61	$0.45	$1.58	$1.14

Pro forma net earnings	$47,184	$35,861	$123,531	$91,063
Add back reduction in incentive
compensation funding formulas	734	1,310	3,436	3,751
Pro forma net earnings after reduction for
incentive compensation plans	$47,918	$37,171	$126,967	$94,814
Diluted	$0.61	$0.46	$1.60	$1.17
Basic	$0.62	$0.46	$1.62	$1.19

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

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company is engaged in a project that, when fully implemented, is designed to update the Company's technology infrastructure, streamline back-office processing and strengthen its data management capabilities. As part of this project, the Company will convert its back-office systems to an application service provider, Thomson Financial, Inc., which will provide the software and the computer operations that support the Company's securities processing functions. Total costs for this project through November 30, 2004, were $154,100 of which $46,900 was capitalized. As with any comparable technology project, the risks associated with meeting the cost estimate for this project include changes in project scope, changes in the timing of project deliverables or conversion, availability and costs of resources, and integration with vendors. The Company continues to evaluate its conversion plan and the date of the conversion given the present status of the project, the size of the project, the status of testing plans, the results of tests to date and the importance of the conversion to the operations of the Company. The project is expected to be completed in fiscal year 2006 with certain major components, including conversion to the application service provider, scheduled to occur before completion of the total project. The Company's most recent estimate of the cost of this project of $198,000, includes internal development costs. In October 2004, the Company entered into an 86 month Hosting and Services Agreement with Thomson Financial, Inc. Under this agreement, minimum payments are $10,000 a year with an expected range of payments between $18,000 and $22,000 a year.

NET CAPITAL REQUIREMENTS:

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At November 30, 2004, Edwards' net capital of $724,670 was $678,477 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS:

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2004, the fair value of securities received as collateral where the Company is permitted to repledge the securities was $3,123,595 and the fair value of the collateral that had been repledged was $531,220.

RESTRUCTURING CHARGE:

A restructuring charge of $82,462 was recorded in fiscal year 2002 as a result of a number of actions taken to reduce costs, streamline the Company's headquarters operations and better position the Company for improved profitability.

The following tables reflect changes in the restructuring reserve for the nine months ended November 30, 2004 and 2003:

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	Balance	Adjustment		Balance
	February 29,	to Initial		November 30,
	2004	Estimate	Utilized	2004

Real estate consolidations	$7,190	$-	$(4,729)	$2,461

	Balance	Adjustment		Balance
	February 28,	to Initial		November 30,
	2003	Estimate	Utilized	2003

Technology asset write-offs	$136	-	(136)	-
Severance costs	6,978	-	(6,978)	-
Real estate consolidations	9,325	1,820	(3,221)	7,924
	$16,439	$1,820	$(10,335)	$7,924

In the second quarter of fiscal year 2004, the real estate consolidation portion of the restructuring liability was adjusted to reflect a change in the Company's assumptions related to the sub-lease of certain office space. The adjustment is included in other expenses in the Company's condensed consolidated statement of earnings for the nine-month period ended November 30, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005 and applies to all awards granted, modified, repurchased, or cancelled after that date. The Company currently plans to elect early adoption of SFAS No. 123R on March 1, 2005.

Under SFAS No. 123R, the Company would be required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123. The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock option awards in the year of the award. Under SFAS No. 123R, the Company will recognize compensation expense for its restricted stock and stock option awards over the vesting period, generally three years following the award. As the Company will have recognized compensation expense or disclosed pro forma compensation expense related to all outstanding awards as of the adoption date, there will be no compensation expense recognized for these outstanding awards in future periods. In addition, as the awards related to fiscal year 2006 will not be issued until the end of fiscal year 2006, the compensation expense related to those awards will not be recognized in 2006, but over the subsequent three-year vesting period. Therefore, if as currently planned, the Company elects to adopt SFAS No. 123R early, there will be no compensation expense recognized for restricted stock and stock option awards in fiscal year 2006 as the expense will be recognized over the following three fiscal years. As restricted stock and stock option awards are determined each year, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the fair value of restricted stock awards recognized in compensation expense ranged in value from $21,738 to $30,637 over the last three fiscal years and the fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $6,547 to $9,340.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), which extended the effective date to the period ended May 31, 2004. The Company's adoption of FIN 46R did not have a material impact on the Company's condensed consolidated financial statements. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

A.G. Edwards, Inc., is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. ("Edwards"). A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry's largest retail branch distribution systems. The Company is a St. Louis-based financial services firm with 717 locations and approximately 15,400 full-time employees in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

The number of the Company's financial consultants at November 30, 2004 was 6,898, a decrease of 82 (1 percent) from February 29, 2004. The total number of locations was 717, up seven from February 29, 2004.

Executive Summary

Many factors affect the Company's net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period.

Uncertainties about interest rates, oil prices, Iraq, and the United States Presidential election produced mixed results in the equities markets as the Dow Jones Industrial Average ("DJIA") decreased 156 points (1 percent) to close at 10,428 and the Nasdaq Composite Index ("Nasdaq") increased 67 points (3 percent) to close at 2,097 during the nine-month period ended November 30, 2004. Activity on the major exchanges was mixed as the overall trading volumes on the New York Stock Exchange increased slightly and the Nasdaq decreased slightly compared to the same period last year.

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

Revenues from asset management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds and money market funds. The Company manages client assets through the A.G. Edwards Trust Company, a wholly-owned subsidiary, and through Edwards' asset management service. The Company offers a fee-based transaction account, known as Client Choice, and a non-discretionary advisory program known as Portfolio Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset-allocation models or customize their own in certain programs. The fund advisory programs are known individually as AGE Allocation Advisor, AGE Pathways, AGE Professional Fund Advisor and AGE Mutual Fund Marketplace. Additionally, the Company offers separately managed accounts, known as Private Advisor Service and Select Advisor, to provide clients third-party investment management and related consulting services.

Client assets in fee-based accounts increased $5 billion (18 percent) from the year-ago period. An analysis of changes in assets in fee-based accounts from November 30, 2003 to November 30, 2004 is detailed below:

Assets in fee-based accounts	November 30,	November 30,
(in thousands)	2004	2003	Difference

Fund advisory programs	$8,888,000	$6,182,000	44%
Separately managed accounts	11,164,000	10,008,000	12%
Company-managed and fee-based transaction accounts	9,183,000	8,542,000	8%

Total assets in fee-based accounts	$29,235,000	$24,732,000	18%

Interest revenue is derived primarily from financing clients' margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

Investment banking fees primarily result from bringing fixed-income and equity-based securities to the market for corporate and municipal issuers. The fees generated from these transactions vary based on the number and size of transactions successfully completed.

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

During the first nine months of fiscal 2005, the Company experienced an increase in net revenues, net earnings and earnings per share compared to the same period last year. Net revenues increased $92 million (5 percent) reflecting continued client interest in fee-based programs and services as well as increased asset values in these programs and in mutual funds. Diluted earnings per share were $1.72 compared to $1.30 a year ago.

The following table illustrates the composition of the Company's net revenues for the nine-month period ended November 30, 2004 and 2003.

	2004	2003
Commissions	40%	43%
Asset management and service fees	34%	28%
Principal transactions	10%	12%
Investment banking	9%	13%
Interest, net	5%	4%
Other	2%	-

In addition to continued competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally for a similar client base.

Results of Operations 1 For the Nine Months Ended November 30, 2004 vs. November 30, 2003

Revenues from commissions decreased $9 million (1 percent) primarily resulting from decreased sales in over-the-counter transactions and insurance and annuity products partially offset by increased sales in mutual funds and managed futures funds. Revenue from the sale of mutual fund products increased $4 million (2 percent) and revenue from the sale of managed futures funds increased $8 million (48 percent) while revenue from over-the-counter transactions decreased $11 million (14 percent) as clients' interest continued to shift from direct investments in the equity and fixed-income markets to managed investment products. Commissions from the sale of insurance and annuity products decreased $11 million (7 percent) due in part to the regulatory environment currently surrounding these products.

Asset management and service fees increased $152 million (30 percent). Fees received in connection with client assets under third-party management and the Company's trust services and fee-based accounts increased $62 million (35 percent), primarily as a result of continued client interest in fee-based alternatives, particularly in each of the Company's fund advisory programs, and increased average valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $53 million (22 percent) reflecting a shift by individual investors away from direct investments in the equity and fixed-income markets to managed investment products. Fees received from third-party investment managers in connection with the distribution of certain third-party money market funds increased $45 million (438 percent) reflecting the removal of expense caps in the third quarter of last year.

Revenues from principal transactions decreased $29 million (13 percent) due to decreased revenues from the sale of fixed-income products. Low yields, improved economic conditions, increased interest rates and uncertainties surrounding future changes in interest rates shifted investors away from the fixed-income markets.

Investment banking revenues decreased $64 million (27 percent) reflecting the trend of lower demand in many interest rate sensitive sectors that resulted in a decreased number and size of investment banking transactions compared to the results from a year ago. Underwriting fees and selling concessions decreased $51 million (29 percent) and management fees decreased $13 million (21 percent).

Net interest revenue increased $21 million (31 percent) reflecting a 7 percent increase in client margin balances and an increase in the rates charged on these balances. In the fourth quarter of fiscal 2004, the Company changed the base rate it charges from the broker call rate to the prime rate and during the second and third quarters of this year the Federal Reserve increased interest rates by a total of 1.00 percent.

.
Other revenue increased $22 million reflecting gains of $10 million on the sale of shares in the Chicago Mercantile Exchange and the mark-to-market on other shares in this exchange the Company currently holds. The nine-month results additionally reflect a $6 million insurance settlement as a result of business interruptions following September 11, 2001 and increases in private equity investment valuations.

Compensation and benefits expense increased $54 million (5 percent) reflecting higher commission expense, general salary and benefits expense and increased accruals for incentive-related compensation. Commission expense rose $17 million (3 percent) as a result of increases in revenues upon which commissions are based. General salaries and benefits expense increased $11 million (3 percent) reflecting general increases while the accruals for incentive compensation are up $23 million (16 percent) as a result of the Company's improved profitability.

All remaining expenses decreased $14 million (3 percent) primarily from decreases in communications and technology expenses and lower accruals for contingent liabilities partially offset by increases in marketing and business development and increased expenses related to regulatory inquiries. Communications and technology expenses decreased $19 million (9 percent) primarily from decreased depreciation and lower leasing costs related to the Company's broker workstations. The Company expects depreciation related to the Company's broker workstations to increase as the current installation of new workstations continues. Marketing and business development increased $13 million (39 percent) in conjunction with the Company's branding initiative. The Company expects branding expenditures to fluctuate from quarter to quarter.

The Company's effective tax rate was 37 percent for the current period and 35 percent for the same period last year. The third quarter of last year was affected by a tax benefit resulting from the settlement of a state tax matter.

Results of Operations - For the Three Months Ended November 30, 2004 vs November 30, 2003

Net earnings for the quarter ended November 30, 2004, were $49 million on net revenues of $638 million compared to net earnings of $40 million on net revenues of $629 million for the same period a year ago. The explanation for revenue and expense fluctuations for the nine-month period are generally applicable to the three months of operations.

Mutual Fund Regulatory Matters

The SEC, the National Association of Securities Dealers ("NASD") and other regulators, as well as Congress, have examined or are examining the manner in which mutual funds compensate broker-dealers in connection with the sale of mutual funds. The Company has provided information in connection with certain related examinations. Regulatory changes may require additional disclosures by mutual fund companies, broker-dealers or both and may affect the methods of compensating broker-dealers for mutual fund sales. The SEC adopted rules, effective December 13, 2004, prohibiting mutual funds from paying for the distribution of their shares with brokerage commissions. Certain mutual fund companies have notified Edwards that they have changed the amount of compensation they will pay for brokerage transactions. The Company continues to compete actively for transaction business from institutional clients. The Company is not able to predict the impact of changes related to mutual funds, including changes to date, additional changes that may occur in regulations, or changes caused by the actions of mutual fund companies. However, the effects could be significant and adverse.

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

The SEC asked the Company, like other firms that use the National Securities Clearing Corporation's Fund/Serv to clear mutual fund orders, to review systems and controls for orders to prevent late trading and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. As a result of the reviews of systems and controls, the Company has changed certain policies and procedures and developed, and implemented additional policies and procedures relating to the receipt and supervision of mutual fund orders.

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

Auction Rate Securities

The Company and other financial services firms have been asked by the SEC to voluntarily review the supervision and operation of certain auction rate securities transactions. The Company has performed the review. Regulatory actions or claims may result from the information developed during the review. The Company is unable to determine with certainty the impact of any such action or claims, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

Prospectus Delivery Requirements

The Company and other financial services firms have received information requests from the NYSE with respect to delivery of prospectuses to customers. The Company has performed the review and responded to the inquiry. Regulatory actions or claims may result from the information developed during the review. The Company is unable to determine with certainty the impact of any such action or claims, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. Cash and government securities, segregated under federal regulations and securities purchased under agreements to resell decreased primarily due to the decrease in payables to customers.

The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities lending arrangements. The Company has no long-term debt. Average short-term bank loans of $42 million and $98 million and average securities lending arrangements of $209 million and $178 million for the nine-months ended November 30, 2004 and 2003, respectively, were primarily used to finance customer receivables.

The Company is engaged in a project that, when fully implemented, is designed to update the Company's technology infrastructure, streamline back-office processing and strengthen its data management capabilities. As part of this project, the Company will convert its back-office systems to an application service provider, Thomson Financial, Inc., which will provide the software and the computer operations that support the Company's securities processing functions. Total costs for this project through November 30, 2004, were $154 million of which $47 million was capitalized. As with any comparable technology project, the risks associated with meeting the cost estimate for this project include changes in project scope, changes in the timing of project deliverables or conversion, availability and costs of resources, and integration with vendors. The Company continues to evaluate its conversion plan and the date of the conversion given the present status of the project, the size of the project, the status of testing plans, the results of tests to date and the importance of the conversion to the operations of the Company. The project is expected to be completed in fiscal year 2006 with certain major components, including conversion to the application service provider, scheduled to occur before completion of the total project. The Company's most recent estimate of the cost of this project of $198 million, includes internal development costs. In October 2004, the Company entered into an 86 month Hosting and Services Agreement with Thomson Financial, Inc. Under this agreement, minimum payments are $10 million a year with an expected range of payments between $18 million and $22 million a year.

Under the Company's January 2003 stock repurchase program, the Company purchased 6,568,029 shares at an aggregate cost of $231 million during the nine-month period ended November 30, 2004 and purchased 2,217,302 shares at an aggregate cost of $73 million during the nine-month period ended November 30, 2003. At November 30, 2004 the Company had up to 121,218 shares available to be repurchased under this program, all of which were purchased in December 2004.

In November 2004, the Board of Directors authorized the repurchase of up to 10 million shares of the Company's outstanding stock during the period November 19, 2004 through December 31, 2006. At November 30, 2004, no shares had been purchased under this plan.

The Company committed $127 million to various private equity partnerships, of which $47 million remained unfunded at November 30, 2004. These commitments are subject to calls by the partnerships as the funds are needed.

Except as reported above, there were no material changes to the Company's long-term commitments or obligations table, as reported in the Annual Report on Form 10-K for fiscal year ended February 29, 2004.

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

The Company's principal subsidiary, A.G. Edwards & Sons, Inc., is required by the Securities and Exchange Commission to maintain specified amounts of liquid net capital to meet its obligations to clients. At November 30, 2004, Edwards' net capital of $725 million was $678 million in excess of the minimum requirement.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No.123R replaces SFAS No.123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No.123R is effective for periods beginning after June 15, 2005 and applies to all awards granted, modified, repurchased, or cancelled after that date. The Company currently plans to elect early adoption of SFAS No. 123R on March 1, 2005.

Under SFAS No. 123R, the Company would be required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123. The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock option awards in the year of the award. Under SFAS No.123R, the Company will recognize compensation expense for its restricted stock and stock option awards over the vesting period, generally three years following the award. As the Company will have recognized compensation expense or disclosed pro forma compensation expense related to all outstanding awards as of the adoption date, there will be no compensation expense recognized for these outstanding awards in future periods. In addition, as the awards related to fiscal year 2006 will not be issued until the end of fiscal year 2006, the compensation expense related to those awards will not be recognized in 2006, but over the subsequent three-year vesting period. Therefore, if as currently planned, the Company elects to adopt SFAS No.123R early, there will be no compensation expense recognized for restricted stock and stock option awards in fiscal year 2006 as the expense will be recognized over the following three fiscal years. As restricted stock and stock option awards are determined each year, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the fair value of restricted stock awards recognized in compensation expense ranged in value from $22 million to $31 million over the last three fiscal years and the fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $7 million to $9 million.

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

In addition to those estimates referred to above, the Company's employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal year results and paid at year end. The Company's incentive compensation is primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formulas, and may revise these accruals for any anticipated discretionary changes.

Forward-Looking Statements

This Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, the actions of competitors, regulatory actions, changes in legislation, risk management, technology changes and costs, estimates of capital expenditures, and implementation and effects of the estimates for the branding initiative, outsourcing agreements including implementation and conversion, expense reduction strategies, workforce reductions, changes in payment for mutual fund distribution, and disposition of real estate holdings. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

The Controls Evaluation included a review of the controls' objectives and design, the Company's implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Many of the components of the Company's Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel of the Company who evaluate them in connection with determining their auditing procedures. The overall goals of these various evaluation activities are to monitor Disclosure Controls and to modify them as necessary. The Company intends to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

During the quarter ended November 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

There have been no material changes in the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.

Item 2.	Changes in Securities, Use Of Proceeds and Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock during the period November 19, 2004, through December 31, 2006.

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock during the period January 1, 2003 through December 31, 2004. This repurchase was completed December 3, 2004.

The following table presents the number of shares purchased monthly under the Company's stock repurchase program for the three-month period ended November 30, 2004:

Total
				Number of	Maximum
				Shares	Number of
		Total	Average	Purchased as	Shares
		Number of	Price	Part of Publicly	that May Yet be
		Shares	Paid Per	Announced	Purchased Under
	Period	Purchased	Share	Plan	the Plans
September
	(9/1/04 - 9/30/04)	529,181	$34.82	529,181	2,518,587
October
	(10/1/04 - 10/29/04)	1,069,669	$35.10	1,069,669	1,448,918
November
	(11/01/04 - 11/30/04)	1,327,700	$38.00	1,327,700	10,121,218

	Total	2,926,550	$36.37	2,926,550

There were no shares purchased other than those through the January 2003 stock repurchase plan.

Item 6:	Exhibits and Reports on Form 8-K

Exhibits

10	Hosting and Services Agreement between A.G. Edwards Technology Group, Inc. and BETA Systems, a division of Thomson Financial, Inc.

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Reports on Form 8-K

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarter ended November 30, 2004:

Current report dated September 23, 2004, for the purpose of filing the Unaudited Earnings Summaries for the three-month and six-month periods ended August 31, 2004 and supplemental quarterly information for A.G. Edwards, Inc.

Current report dated October 8, 2004, for the purpose of reporting an announcement of A.G. Edwards Technology Group, Inc. (a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which in turn is a wholly-owned subsidiary of A.G. Edwards, Inc.) entered into a Hosting and Services Agreement with Thomson Financial Inc.

Current report dated November 22, 2004, for the purpose of reporting an announcement that A. G. Edwards, Inc. Board of Directors authorized the repurchase of up to 10 million of its outstanding common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 10, 2005	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 10, 2005	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-19-