Form 10-K
period 2005-02-28
EDWARDS A G INC
filed 2005-05-09
CIK 718482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended February 28, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No     .

The aggregate market value of the voting and non voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold was approximately $2.7 billion as of August 31, 2004.

At May 2, 2005, there were 77,009,770 shares of A.G. Edwards, Inc. common stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the A.G. Edwards, Inc. Proxy Statement filed with the Securities and Exchange Commission (“SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held June 23, 2005, (the “Company’s 2005 Proxy Statement”) are incorporated by reference into Part III hereof, as indicated. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

A.G. EDWARDS, INC.

PART I

ITEM 1.	BUSINESS.

(a)	General Development of Business

A.G. Edwards, Inc., a Delaware corporation, is a financial services holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (“Edwards”), is the successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the “Company”) provide securities and commodities brokerage, investment banking, trust, asset management, financial and retirement planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. At February 28, 2005, the Company had more than 700 locations in 49 states, the District of Columbia, London, England, and Geneva, Switzerland and nearly 15,400 full-time employees, including 6,890 financial consultants providing services for approximately 3,600,000 clients.

Edwards is a securities broker-dealer whose business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards’ business. Edwards is a member of all major securities exchanges in the United States, the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). In addition, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (“CFTC”) as a futures commission merchant (“FCM”).

A.G. Edwards Trust Company FSB (“Trust Company”) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. A.G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England, with an office located in Geneva, Switzerland. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships formed to invest in portfolios of venture capital and buy out funds and direct investments. A.G. Edwards Technology Group, Inc. provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company that centralizes certain risk management functions and provides access to reinsurance markets.

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

Commissions

Commission revenue represents the most significant source of revenue for the Company, accounting for approximately 40% of total revenue each of the last five years. The following briefly describes the Company’s sources of commission revenue.

Listed and Over-the-Counter Securities.  A significant portion of the Company’s net revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards’ brokerage clients are primarily individual investors; however, resources continue to be directed to further the development of its institutional business. Edwards’ commission rates for brokerage transactions vary with the size and complexity of the transactions, among other factors.

Options.  Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities, primarily common stocks and stock indexes. Edwards holds memberships for trading on many of the principal option exchanges.

Mutual Funds.  Edwards distributes mutual fund shares in continuous offerings of open-end funds. Income from the sale of mutual funds is derived significantly from the standard dealer’s discount, which varies as a percentage of the client’s purchase price depending on the size of the transaction and terms of the selling agreement. Revenues derived from mutual fund sales continue to be a significant portion of net revenues. Edwards does not sponsor its own mutual fund products.

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

Asset Management and Service Fees

Asset management and service fee revenues consist primarily of revenues earned for providing support and services in connection with assets under third-party management, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts, as well as revenues from assets under management by Edwards. These revenues include fees based on the amount of client assets under management and transaction-related fees as well as fees related to the administration of custodial and other specialty accounts.

The Company manages client assets through the Trust Company and through Edwards’ asset management service. The Company offers a fee-based transaction account, known as Client Choice, and a non discretionary advisory program, known as Portfolio Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways, AGE Professional Fund Advisor and AGE Mutual Fund Marketplace. Additionally, the Company offers separately managed accounts, known as Private Advisor Service and Select Advisor, to provide clients access to third-party investment management and related consulting services in addition to Edwards’ asset management service.

Edwards offers the UltraAsset Account, Total Asset Account® and the Cash Convenience Account, which combine a full-service brokerage account with a money market fund. These programs provide for the automatic investment of customer free credit balances in one of several money market funds. Interest is not paid on uninvested credit balances held in client accounts. In addition, the UltraAsset and Total Asset Accounts allow clients access to their margin and money market accounts through the use of debit cards and checking account services provided by an unaffiliated major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports. Clients are provided the opportunity to apply for an A.G. Edwards credit card provided by an unaffiliated major bank.

Edwards also provides custodial services to its clients for the various types of self-directed individual retirement accounts as provided under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Principal Transactions

Client transactions in the equity and fixed-income over-the-counter markets may be effected by Edwards acting as principal or as agent. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company’s consolidated financial statements at fair value, and unrealized gains or losses are included in the Company’s results of operations.

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

Private Client Services

Edwards’ Private Client Services group assists individuals and businesses with a wide range of financial and investment needs. Individual investors can receive tailored asset allocation; tax- and risk-reduction strategies; portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies); and comprehensive financial and estate planning recommendations. Closely held and publicly traded business clients can access services for business insurance, employee benefit programs (retirement plans and key employee compensation), and management and ownership succession.

Investment Activities

The Company’s investment activities primarily include investing in equity and equity-related securities in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships or for its own account. These activities include mutual fund investments, including those made in connection with its deferred compensation plan, venture capital investments, and investments in portfolio and operating companies. A.G. Edwards Capital, Inc. is a general partner to the Company-sponsored private equity partnerships and provides them with investment advisory and administrative services. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly traded securities.

Research

Edwards provides both technical market and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, review and analysis of general economic conditions, along with asset allocation recommendations, are available. These services are provided by Edwards’ research analysts, economists and market strategists.

Competition

All aspects of the Company’s business are highly competitive. In addition to continued competition from firms traditionally engaged in the investment services business, there has been increased competition in recent years from other sources such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering investment services both in the United States and globally for a similar client base, including the client base served by the Company.

Regulation

Edwards, as a broker-dealer and a FCM, is subject to various federal and state laws that specifically regulate its activities as a broker-dealer in securities and commodities, as an investment advisor, and as an insurance agent. Edwards is also subject to various regulatory requirements imposed by the securities and commodities exchanges and the NASD. The primary purpose of these requirements is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from Edwards. These laws and regulatory requirements generally subject Edwards to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record-keeping and business practices, the handling of its clients’ funds resulting from securities and commodities transactions, and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension or monetary penalties against individual employees or their supervisors, termination of employees and limitations on certain aspects of Edwards’ regulated businesses, as well as censures and fines or proceedings of a civil or criminal nature that could result in a temporary or permanent suspension of a part or all of Edwards’ activities.

As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the New York Stock Exchange (“NYSE”). Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2005, Edwards’ net capital of $666 million was 30 percent of aggregate debit items and $623 million in excess of the minimum required.

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

Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices; use of client funds and securities; and the conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers or its employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

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

The public may read and copy the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information may also be obtained from the SEC’s Web site at www.sec.gov.

The Company makes available free of charge its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its recent current reports on Form 8-K (and amendments to these reports), its most recent proxy statement and its most recent summary annual report to shareholders, among other SEC filings, on its Web site at www.agedwards.com. In some cases, these documents may not be available on the Company’s Web site as soon as they are available on the SEC’s Web site.

ITEM 2.	PROPERTIES.

The Company’s headquarters are located at One North Jefferson Avenue, St. Louis, Missouri, 63103. It consists of several buildings owned by the Company, which contain approximately 2,600,000 square feet of general office space as well as underground and surface parking and two parking garages. In addition, the Company owns one additional office building in the St. Louis area, which is used for information technology and contingency planning facilities. The Company’s branch offices total more than 700 and, with a few exceptions, occupy leased premises throughout the United States as well as leased offices in London, England, and Geneva, Switzerland.

ITEM 3.	LEGAL PROCEEDINGS.

(a)	Litigation

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel believes that resolution of all such matters will not have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company, except that, as stated under “Mutual Fund Matters” (included under Item 7 of this Form 10-K), the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters discussed under “Mutual Fund Matters” will not be material to the consolidated financial condition of the Company, but could be material to the operating results in one or more periods.

(b)	Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2005.

Executive Officers of the Company

The following table sets forth the executive officers of the Company as of May 1, 2005. Executive officers are appointed by the Board of Directors to hold office until their successors are appointed and qualified.

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company
Robert L. Bagby	61	Chairman of the Board and Chief Executive Officer of the Company and Edwards since 2001. Vice Chairman of the Board, Executive Vice President and Director of the Branch Division of Edwards prior to 2001. Employee of Edwards for 30 years. Director of Edwards since 1979.	1991
Ronald J. Kessler	57	Vice Chairman of the Board of the Company and Edwards since 2001. Executive Vice President of Edwards. Director of the Operations Division of Edwards. Employee of Edwards for 37 years. Director of Edwards since 1989.	1996
Mary V. Atkin	50	Director of the Staff Division of Edwards since March 2005. Executive Vice President of Edwards since 2001. Director of Corporate Strategy from November 2003 to February 2005. President of A.G. Edwards Technology Group, Inc. from 2001 to 2003. Employee of Edwards for 27 years. Director of Edwards since 1993.	1999
Gene M. Diederich	46	Executive Vice President of Edwards since February 2005. Director of the Branch Division of Edwards since March 2005. Regional Manager of Edwards from 2002 to 2005. Branch Manager of Edwards from 1996 to 2002. Employee of Edwards for 21 years. Director of Edwards since 2003.	2005
Charles J. Galli	64	Senior Vice President and Regional Manager of Edwards. Employee of Edwards for 26 years. Director of Edwards since 1990.	2001
Alfred E. Goldman	71	Corporate Vice President, Director of Market Analysis of Edwards. Employee of Edwards for 45 years. Director of Edwards since 1967.	1991
Richard F. Grabish	56	Chairman and Chief Executive Officer of A.G. Edwards Trust Company FSB since 2001. President of A.G. Edwards Trust Company FSB from 1987 to 2001. Senior Vice President of Edwards. Assistant Director of Sales and Marketing Division of Edwards. Employee of Edwards for 24 years. Director of Edwards since 1988.	2001

Name	Age	Office and Title	Year First Appointed Executive Officer of the Company
Douglas L. Kelly	56	Vice President, Secretary of the Company, Chief Financial Officer and Treasurer of the Company since 2001. Executive Vice President, Secretary, Director of the Law and Compliance Division of Edwards, Chief Financial Officer, and Treasurer and Director of the Administration Division of Edwards since 2001. Employee of Edwards for 11 years. Director of Edwards since 1994.	1994
Thomas H. Martin Jr.	45	Assistant Treasurer of the Company. Vice President of the Company since 2002. Controller of the Company and Edwards. Vice President of Edwards. Employee of Edwards for 24 years.	1999
Peter M. Miller	47	Executive Vice President and Director of the Sales and Marketing Division of Edwards since 2002. Regional Manager of Edwards from 1995 to 2002. Employee of Edwards for 16 years. Director of Edwards since 1997.	2002
John C. Parker	45	Executive Vice President of Edwards. Director and President of the A.G. Edwards Technology Group, Inc. of Edwards since November 2003. Senior Vice President of the A.G. Edwards Technology Group, Inc. of Edwards from 2001 to 2003. Employee of Edwards for more than three years. Employed as Vice President of Information Services for Northwest Airlines from 1999 to 2001 and with Delta Airlines for 17 years in various positions. Director of Edwards since 2002.	2003
Paul F. Pautler	59	Executive Vice President and Director of the Capital Markets Division of Edwards since 2000. Director of Corporate Finance of Edwards from 1999 to 2001. Employee of Edwards for seven years. Director of Edwards since 2000.	2000
Joseph G. Porter	44	Assistant Treasurer of the Company. Vice President of the Company since 2002. Principal Accounting Officer of the Company and Edwards. Senior Vice President and Assistant Director of the Administration Division of Edwards. Employee of Edwards for 22 years. Director of Edwards since 2001.	1999

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Financial Information
(Unaudited)

						Earnings Per Share
	Dividends Declared per Share	Stock Price Trading Range High – Low	Net Revenues (In millions)	Earnings Before Tax (In millions)	Net Earnings (In millions)	Diluted	Basic
Fiscal 2005 by Quarter
First	$0.16	$40.50 – $34.40	$665.9	$73.3	$46.3	$0.57	$0.58
Second	$0.16	$37.46 – $31.09	$614.3	$63.1	$40.6	$0.52	$0.52
Third	$0.16	$39.74 – $33.46	$638.0	$77.9	$49.2	$0.63	$0.64
Fourth	$0.16	$44.09 – $39.10	$689.5	$80.1	$50.4	$0.65	$0.66

Fiscal 2004 by Quarter
First	$0.16	$33.00 – $23.00	$557.9	$43.3	$27.9	$0.35	$0.35
Second	$0.16	$38.99 – $32.51	$638.8	$57.4	$37.5	$0.46	$0.47
Third	$0.16	$41.80 – $34.72	$629.3	$60.8	$39.7	$0.49	$0.49
Fourth	$0.16	$40.21 – $33.74	$696.8	$83.7	$54.4	$0.67	$0.68

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended February 28, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plans
December (12/1/04–12/31/04)	145,454	$40.31	145,454	9,975,764
January (1/1/05–1/31/05)	166,480	$41.92	166,480	9,809,284
February (2/1/05–2/28/05)	146,429	$42.94	146,429	9,662,855
Total	458,363	$41.74	458,363

In November 2002, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period January 1, 2003, through December 31, 2004. This repurchase program was completed December 3, 2004.

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006.

Stock Issuance

On July 2, 2004 and pursuant to the terms of the A.G. Edwards, Inc. Non Employee Director Stock Compensation Plan (the “Plan”), the Company issued a total of 4,529 shares of unregistered Company common stock to the Company’s non employee directors equal to one-half of such directors’ annual compensation (as defined in such Plan). The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

Annual Meeting

The 2005 Annual Meeting of Stockholders (the “Annual Meeting”) will be held at the Company’s headquarters, One North Jefferson Avenue, St. Louis, Missouri, 63103 on Thursday, June 23, 2005, at 10 a.m. CDT. The Notice of Annual Meeting, Proxy Statement and Proxy Voting Card are mailed on or around May 16, 2005, to each stockholder of record at the close of business on May 2, 2005. The Proxy Statement describes the items of business to be voted on at the Annual Meeting and provides information on the Board of Directors’ nominees for directors and their principal affiliations with other organizations as well as other information about the Company.

Dividend Payment Dates

The next four anticipated dividend payment dates are July 1 and October 3, 2005, and January 3 and April 3, 2006.

Stock Exchange Listing

The Company’s stock is traded on the NYSE under the symbol AGE. The approximate number of stockholders on February 28, 2005, was 23,000. The approximate number of stockholders of record includes customers who hold the Company’s stock in their accounts on the books of Edwards.

Registrar/Transfer Agent

The Bank of New York
Shareholder Relations Department — 11E
P.O. Box 11258
Church Street Station
New York, New York 10286-1258
(800) 524-4458

ITEM 6.	SELECTED FINANCIAL DATA.

Consolidated Five-Year Summary

Year Ended	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
	(In thousands, except per share amounts)
Revenues
Commissions:
Listed securities	$440,680	$448,035	$387,483	$403,921	$482,136
Options	22,274	23,669	23,485	28,453	55,883
Over-the-counter securities	94,478	115,425	70,864	111,065	295,921
Mutual funds	259,179	260,518	201,567	214,339	293,307
Commodities and financial futures	25,536	27,758	19,331	13,289	13,158
Insurance	192,019	205,622	185,249	174,281	184,762
Total	1,034,166	1,081,027	887,979	945,348	1,325,167
Asset management and service fees:
Distribution fees	498,026	366,735	336,636	377,923	370,193
Fee-based accounts	323,769	246,943	225,888	220,315	214,296
Service fees	97,282	109,708	90,493	79,694	83,625
Total	919,077	723,386	653,017	677,932	668,114
Principal transactions:
Equities	75,504	79,662	58,436	73,553	114,363
Debt securities	178,395	217,224	252,688	246,131	177,912
Total	253,899	296,886	311,124	319,684	292,275
Investment banking:
Underwriting fees and selling concessions	174,555	240,094	184,220	186,839	144,725
Management fees	71,067	81,767	66,960	69,590	28,572
Total	245,622	321,861	251,180	256,429	173,297
Interest:
Margin account balances	107,611	74,662	86,189	150,365	331,980
Securities owned and deposits	21,132	21,470	20,474	23,451	35,027
Total	128,743	96,132	106,663	173,816	367,007
Other	30,288	6,384	10,239	6,592	31,630
Total Revenues	2,611,795	2,525,676	2,220,202	2,379,801	2,857,490
Interest expense	4,114	2,859	5,850	27,415	104,550
Net Revenues	2,607,681	2,522,817	2,214,352	2,352,386	2,752,940
Non-Interest Expenses
Compensation and benefits	1,699,156	1,642,999	1,448,199	1,551,898	1,763,037
Communication and technology	241,830	272,047	282,603	295,353	242,530
Occupancy and equipment	151,426	137,617	134,149	133,240	126,594
Marketing and business development	65,682	53,262	45,649	47,434	55,041
Floor brokerage and clearance	21,341	22,495	22,464	21,912	22,957
Other	133,839	149,123	109,854	128,029	87,627
Restructuring	—	—	—	82,462	—
Total Non-Interest Expenses	2,313,274	2,277,543	2,042,918	2,260,328	2,297,786
Earnings Before Income Taxes	294,407	245,274	171,434	92,058	455,154
Income Taxes	107,933	85,789	52,606	20,557	167,677
Net Earnings	$186,474	$159,485	$118,828	$71,501	$287,477
Per Share Data:
Diluted Earnings	$2.37	$1.97	$1.46	$0.88	$3.43
Basic Earnings	$2.39	$1.99	$1.48	$0.89	$3.50
Cash Dividends	$0.64	$0.64	$0.64	$0.64	$0.64
Book Value	$23.21	$22.08	$20.92	$20.42	$20.29
Other Data:
Total Assets	$4,687,797	$4,436,085	$3,980,094	$4,187,170	$4,859,984
Stockholders’ Equity	$1,787,691	$1,778,319	$1,688,537	$1,647,796	$1,626,344
Cash Dividends	$49,392	$51,007	$51,034	$51,043	$51,962
Pre-tax Return on Average Equity	16.5%	14.1%	10.3%	5.6%	27.2%
Return on Average Equity	10.5%	9.2%	7.1%	4.4%	17.2%
Net Earnings as a Percent of Net Revenues	7.2%	6.3%	5.4%	3.0%	10.4%
Average Common and Common Equivalent Shares Outstanding (Diluted)	78,766	80,990	81,177	81,282	83,925
Average Common Shares Outstanding (Basic)	77,908	80,031	80,133	80,013	82,096

Note: Where appropriate, prior years’ financial information has been reclassified to conform to current-year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Year references are to fiscal years ended February 28(29) unless otherwise specified)

Introduction

A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. (“Edwards”). A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. The Company is a St. Louis-based financial services firm with more than 700 locations and nearly 15,400 full-time employees in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

The number of the Company’s financial consultants at year-end was 6,890, a decrease of 90 (1 percent) from the prior year-end. The total number of locations at the end of 2005 was 721, up 11 from the end of 2004.

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

Fiscal 2005 saw a continued interest by the retail investor in the equity markets, primarily through diversified investments as market and economic conditions showed improvement, albeit at significantly less robust levels than those seen in 2004. The Dow Jones Industrial Average (“DJIA”) increased 182 points (2 percent) to close the year at 10,766, the Standard & Poor’s 500 Index (“S&P 500”) increased 59 points (5 percent) to close the year at 1,204, and the Nasdaq Composite Index (“Nasdaq”) increased 22 points (1 percent) to close the year at 2,052. Activity on the major exchanges was mixed when compared to the previous year. Overall trading volumes on the New York Stock Exchange (“NYSE”) increased 1.1 percent in 2005 and 1.5 percent in 2004, while overall trading volumes on the Nasdaq decreased 0.5 percent in 2005 but increased 5.4 percent in 2004.

The Company generates revenues primarily through Edwards. These revenues can be categorized into four main components: transaction-based revenues, asset management services, interest on margin accounts and underwriting and management fees from investment banking transactions.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity and fixed-income markets, as a dealer when the client purchases either fixed-income or equity securities from inventory, or from selling concessions when the client purchases newly issued securities in investment banking transactions. These revenues can be affected by trading volumes, by market and economic conditions, and by investor sentiment because the Company’s clients are primarily retail-oriented.

Revenues from asset management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts. The Company manages client assets through the A.G. Edwards Trust Company FSB, a wholly owned subsidiary, and through Edwards’ asset management service. The Company offers a fee-based transaction account, known as Client Choice, and a non discretionary advisory program known as Portfolio Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways, AGE Professional Fund Advisor and AGE Mutual Fund Marketplace. Additionally, the Company offers separately managed accounts, known as Private Advisor Service and Select Advisor, to provide clients access to third-party investment management and related consulting services, as well as Edwards’ asset management service.

The SEC adopted rules effective April 15, 2005, with compliance dates between April 15, 2004, and October 24, 2005, concerning when broker-dealers providing advice will and will not be exempted from the Investment Advisers Act of 1940 (the “Advisers Act”). The Company is still evaluating the effect of the rules on the Company’s business accounts and services. The rules will require additional disclosures for certain brokerage accounts at Edwards and may make certain accounts and services subject to the Advisers Act that were not previously subject to the act or require changes in such accounts and services. Accounts and services subject to the Advisers Act are subject, among other things, to additional disclosures, a fiduciary standard of care and restrictions on certain transactions.

Client assets in fee-based accounts increased $3.5 billion (13 percent) from the end of 2004. An analysis of changes in assets in fee-based accounts from February 29, 2004, to February 28, 2005 is detailed below (dollars in thousands):

Assets in fee-based accounts	February 28, 2005	February 29, 2004	Difference
Fund advisory programs	$9,871,000	$7,096,000	39%
Separately managed accounts	11,438,000	10,997,000	4%
Company-managed and other fee-based accounts	9,443,000	9,182,000	3%
Total assets in fee-based accounts	$30,752,000	$27,275,000	13%

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

Investment banking management fees result from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients in the case of exchange-traded funds and related products. The fees generated from these transactions vary depending on the number and size of transactions successfully completed.

The Company’s expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company’s financial consultants related to transaction-based or asset management services and incentive compensation, which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its non compensation expenses more variable in nature, particularly those expenses related to its back-office systems.

The results for fiscal 2005 include a $10 million charge in occupancy and equipment expenses, which represents the cumulative effect of correcting the recognition period for rent-escalation clauses and lease incentives included in certain branch-office leases. The results for fiscal 2005 also include an $8 million credit in other expenses, to correctly recognize state registration fees for Edwards’ financial consultants over the registration period. The correcting entries were recorded in the fourth quarter of fiscal 2005 and were not material to the quarter, the year, or any prior period’s consolidated financial information.

In 2005, the Company experienced an increase in net revenues, net earnings and earnings per share versus the previous fiscal year, as it did in 2004 compared to 2003. Net revenues increased 3 percent to $2.6 billion in 2005 after increasing 14 percent to $2.5 billion in 2004. In 2005, the Company’s overall results benefited from increasing client interest in fee-based products and services, as revenues from asset management and service fees increased $196 million (27 percent). Meanwhile, the Company’s revenues from equity-based transactions decreased $87 million (10 percent) and revenues from fixed income-based transactions, primarily corporate and municipal debt, decreased $51 million (18 percent). The revenue results of both equity-based and fixed income-based transactions reflect decreased interest in individual securities. Net earnings increased $27 million (17 percent) to $186 million in 2005 after increasing $41 million (34 percent) to $159 million in 2004. Diluted earnings per share for the Company were $2.37 in 2005 versus $1.97 in 2004 and $1.46 in 2003. The Company’s profit margin was 7.2 percent in 2005, 6.3 percent in 2004 and 5.4 percent in 2003.

The following table illustrates the composition of the Company’s net revenues for 2005, 2004 and 2003:

	2005	2004	2003
Commissions	40%	43%	40%
Asset management and service fees	35%	28%	30%
Principal transactions	10%	12%	14%
Investment banking	9%	13%	11%
Net interest	5%	4%	5%
Other	1%	—	—

In addition to continued competition from firms traditionally engaged in the investment services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, mutual fund sponsors and other companies offering financial services both in the United States and globally for a similar client base, including the client base served by the Company.

Results of Operations

The following table and discussion summarize the changes in major categories of revenues and expenses for the past two fiscal years (dollars in thousands):

Increase (Decrease)	2005 vs. 2004		2004 vs. 2003
Revenues
Commissions	$(46,861)	(4)%	$193,048	22%
Asset management and service fees	195,691	27	70,369	11
Principal transactions	(42,987)	(14)	(14,238)	(5)
Investment banking	(76,239)	(24)	70,681	28
Interest	32,611	34	(10,531)	(10)
Other	23,904	374	(3,855)	(38)
Total Revenues	86,119	3	305,474	14
Interest expense	1,255	44	(2,991)	(51)
Net Revenues	$84,864	3%	$308,465	14%
Non-Interest Expenses
Compensation and benefits	$56,157	3%	$194,800	13%
Communication and technology	(30,217)	(11)	(10,556)	(4)
Occupancy and equipment	13,809	10	3,468	3
Marketing and business development	12,420	23	7,613	17
Floor brokerage and clearance	(1,154)	(5)	31	0
Other	(15,284)	(10)	39,269	36
Total Non-Interest Expenses	$35,731	2%	$234,625	11%

Commissions

Commission revenues arise from activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, futures, options, and insurance products. As commissions are transaction-based revenues, they are influenced by the number, size and market value of client transactions and by product mix. The relatively flat trading volumes on the major stock exchanges along with greater client interest in fee-based products and services were reflected in the Company’s commission revenues, which decreased $47 million (4 percent) from $1.08 billion in 2004 to $1.03 billion in 2005. Commissions from listed transactions decreased $9 million (2 percent), and over-the-counter transactions decreased $21 million (18 percent). Revenues from commodities and financial futures decreased $2 million (8 percent). Decreased interest in variable annuities resulted in a $14 million (7 percent) decline in insurance revenues.

The $193 million (22 percent) increase in commission revenues in 2004 over 2003 resulted primarily from greater investor participation in the equity markets given the favorable market conditions during that period. Commissions from listed transactions increased $61 million (15 percent), over-the-counter transactions increased $45 million (63 percent), and mutual funds increased $59 million (29 percent). Revenues from commodities, managed futures funds and insurance products increased a combined $29 million (14 percent) as investors also increased their interest in these investment products.

Asset Management and Service Fees

Asset management and service fees include fees based on the value of client assets under management and transaction-related service fees as well as fees related to the administration of custodial and other specialty accounts. These revenues consist primarily of revenues earned from providing support and services in connection with client assets under third-party management, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts as well as the Company’s trust services and other fee-based accounts. (Please refer to “Mutual Fund Matters” below.)

Asset management and service fee revenues increased $196 million (27 percent) in 2005. Fees received in connection with client assets under third-party management and the Company’s trust services and fee-based transaction accounts increased $77 million (31 percent), primarily as a result of an increase in the number of accounts choosing fee-based alternatives and the increased valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $92 million (32 percent) primarily reflecting the individual investor’s return to the equity markets through diversified investments. Revenues from fees received from third-party investment managers in connection with the distribution of certain third-party money market funds offered by the Company increased $43 million (146 percent). For a portion of 2003 and 2004 these money market funds had reached expense caps due to low money fund yields. In the third quarter of 2004, the investors in these money market funds voted to lift the funds’ expense caps. Service fees decreased $12 million (11 percent) primarily due to the March 2004 sale of CPI Qualified Plan Consultants, Inc. (“CPI”), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI’s management.

In 2004, asset management and service fees increased $70 million (11 percent) from 2003 for mainly the same reasons as those in comparing 2005 results to 2004. The 2004 results additionally reflect a $19 million (21 percent) increase primarily from changes to some of the Company’s account services fees.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal transaction revenue.

In 2005, revenue from principal transactions decreased $43 million (14 percent) from 2004, directly reflecting investors’ decreased interest in fixed-income products. Revenue from the sale of municipal, government and corporate fixed-income securities decreased $39 million (18 percent). Revenue from the sale of corporate equity securities decreased $4 million (5 percent) reflecting decreased activity in the over-the-counter equity markets.

In 2004, revenue from principal transactions decreased $14 million (5 percent) from 2003. Revenue from the sale of municipal and corporate fixed-income securities decreased $34 million (17 percent), while revenues from the sale of corporate equity securities increased $21 million (36 percent). These results reflected investors’ shift away from fixed-income products toward equity investments.

Investment Banking

The Company derives investment banking revenues from underwriting public offerings of securities for corporate and governmental entities for sale to its clients. The Company also provides advisory services to corporate and governmental entities.

Revenues from investment banking activities decreased $76 million (24 percent) in 2005. Underwriting fees and selling concessions from corporate equity transactions decreased $53 million (30 percent) and management fees decreased $11 million (13 percent). These changes largely reflect lower volume in the underwriting of a variety of closed-end funds and other equity products in interest-rate-sensitive sectors. Underwriting fees and selling concessions from corporate, municipal and government debt products declined $12 million (19 percent) due to reduced offerings of debt products due to a rising rate environment.

In 2004, investment banking revenues increased $71 million (28 percent). Underwriting fees and selling concessions from corporate equity transactions increased $76 million (77 percent), and management fees increased $15 million (22 percent), while revenues derived from debt products decreased $20 million (24 percent) as clients sought higher yields and greater exposure to the equity markets.

Net Interest Revenue

Interest revenue net of interest expense increased $31 million (34 percent) during 2005. In January 2004, the Company changed the base rate upon which margin interest is calculated from the broker call rate to the prime rate. Additionally, the Company saw slight increases in average client margin balances, and the Federal Funds rate increased 1.5 percent during 2005. In 2004, these revenues decreased $8 million (7 percent) due to declines in average client margin balances and in average interest rates.

Other Revenue

Other revenue increased $24 million during 2005, reflecting gains of $10 million on the sale of shares in the Chicago Mercantile Exchange and the mark-to-market on other shares in this exchange that the Company currently holds. Other revenue for 2005 additionally reflects a $6 million insurance settlement as a result of business interruptions following September 11, 2001, and a $10 million increase in private equity investment valuations.

Compensation and Benefits

Compensation and benefits increased $56 million (3 percent) in 2005. A significant portion of this expense is variable in nature and relates to commissionable sales (sales upon which payments are made to financial consultants) and to incentive compensation, which are based largely upon the Company’s profitability. The year-to-year comparisons generally reflect the changes in commissionable sales and profitability in both 2005 and 2004. The variable components within compensation and benefits, including commissions paid to financial consultants and incentive compensation, increased $32 million (3 percent) in 2005 as a result of increased sales and earnings. Administrative salaries and other fixed components increased $24 million (5 percent) as a result of general wage increases and higher medical costs.

In 2004, compensation and benefits increased $195 million (13 percent). The variable components within compensation and benefits increased $204 million (20 percent) following increased sales and earnings. Administrative salaries and other fixed components decreased $9 million (2 percent) as a result of fewer employees and lower medical costs due to plan changes.

Communication and Technology

Communication and technology expenses decreased $30 million (11 percent) in 2005 largely resulting from decreased depreciation and lower leasing costs associated with financial consultants’ workstations and lower amortization of the development costs associated with the Company’s online account access service. These decreases were partially offset by increased professional expenses for outside consultants working on the Company’s Gateway Initiative. Depreciation related to the Company’s broker workstations will increase as the installation of new workstations is completed.

In 2004, communication and technology expenses decreased $11 million (4 percent) principally related to lower costs associated with financial consultants’ workstations.

Occupancy and Equipment

Occupancy and equipment expenses increased $14 million (10 percent) during 2005 primarily due to the $10 million charge recorded to correct the recognition period for rent-escalation clauses and lease incentives included in certain branch-office leases.

In 2004, occupancy and equipment expenses increased due to depreciation of the recently completed home office expansion.

Marketing and Business Development

Marketing and business development increased $12 million (23 percent) in 2005 and $8 million (17 percent) in 2004 primarily as a result of additional advertising expenses associated with the Company’s branding initiative. While the amount has not been determined with certainty, the Company expects its branding initiative to cost approximately $20 million annually, with fluctuations from quarter to quarter.

All Other Expenses

All remaining operational expenses decreased $16 million (10 percent) in 2005. Legal and consulting service expenses increased $17 million as a result of additional resources needed to address various regulatory changes, investigations and legal matters. This was partially offset by an $8 million credit recorded to correctly recognize state registration fees for the Company’s financial consultants over the registration period. In addition, other expenses declined due to charges in 2004 related to the Georgia consent order and the breakpoint discount reserve discussed below.

In 2004, other expenses increased $39 million (36 percent) due primarily to a $20 million increase in the reserve associated with certain payments agreed to under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division and the establishment of a $4.5 million reserve for mutual fund breakpoint refunds to clients as required by the National Association of Securities Dealers (“NASD”). The charge for the breakpoint reserve, net of decreases in related compensation expenses, was $2.6 million. In addition, the cost of professional consulting and auditing services related to legal and other regulatory matters increased $9 million in 2004 and insurance expense increased $2 million due to higher premiums for various insurance coverages.

Income Taxes

The Company’s effective tax rate was 37 percent for the current year, compared to 35 percent for the prior year. For additional information regarding the difference between effective tax rates and statutory rates, see Note 8 (Income Taxes) of the Notes to Consolidated Financial Statements. In addition, see the discussion under “Critical Accounting Estimates” below.

Mutual Fund Matters

The SEC, the NASD, the NYSE and other regulators, including several states, as well as Congress, have examined or are examining the manner in which mutual funds compensate broker-dealers in connection with the sale of mutual funds. Edwards has provided information in connection with certain related examinations. Regulatory changes may require additional disclosures by mutual fund companies, broker-dealers or both and may affect the methods of compensating broker-dealers for mutual fund sales. The SEC adopted rules, effective December 13, 2004, prohibiting mutual funds from paying for the distribution of their shares with brokerage commissions. Certain mutual fund companies have notified Edwards that they have changed the amount of compensation they will pay for brokerage transactions. Edwards continues to compete actively for transaction business from institutional clients. Edwards is not able to predict the impact of changes related to mutual funds, including changes to date, additional changes that may occur in regulations, or changes caused by the actions of mutual fund companies. However, the effect could be significant and adverse.

Edwards has received information requests or subpoenas from the SEC, the NASD, the NYSE, several states and the United States Department of Justice with respect to mutual fund transactions that involve market timing, late trading or both. The SEC, the NASD and certain states have examined certain branch offices and have or will take statements from employees of Edwards in connection with such mutual fund transactions. In addition, Edwards has received requests for information concerning timing of mutual fund transactions in variable annuity sub accounts.

The Commonwealth of Massachusetts has filed an administrative complaint against Edwards concerning certain mutual fund transactions in Edwards’ Boston-Back Bay office. The complaint alleges violations of securities laws by mutual fund market timing transactions and seeks a cease and desist order, an administrative fine in an unspecified amount, compensation to mutual fund holders for losses alleged to have resulted from market timing, and other relief. Other regulatory actions or claims may occur related to market timing or other mutual fund activities.

The SEC has asked Edwards, like other firms that use the National Securities Clearing Corporation’s Fund/SERV system to submit and clear mutual fund orders, to review systems and controls for mutual fund orders to prevent late trading, and to review all mutual fund orders for a year to determine whether late trading in mutual funds occurred. As a result of the reviews of systems and controls, Edwards has changed certain policies and procedures and developed and implemented additional policies and procedures relating to the receipt and supervision of mutual fund orders.

Edwards has been named as a defendant in a lawsuit that seeks class-action status filed in the state of Missouri that alleges, among other matters, that mutual fund transactions with certain customers were influenced by undisclosed shared revenue payments. Edwards is currently reviewing the suit.

The NASD has advised Edwards that it has made a preliminary determination to recommend that disciplinary action be brought against Edwards concerning the sale of mutual fund class-B shares and class-C shares based upon, it is believed, the grounds for recommending such sales, suitability violations, and Edwards supervisory procedures. The NASD orally proposed a settlement, including a fine, the offer to customers to switch to class-A shares and reimbursement for any disadvantage based on actual performance and the retention of an independent consultant to review supervisory procedures. Edwards is currently reviewing the allegations.

The NASD has advised Edwards that it has made a preliminary determination to recommend a disciplinary action against Edwards concerning the sale of certain mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional payments to Edwards for sales.

The Company is not able to determine or predict with certainty the impact of the matters described above individually or in the aggregate in terms of eventual fines, other payments or losses, or changes in operations, product offerings or expenses because of the preliminary stages of certain of such matters, the uncertainty of outcomes and the evolving basis of such regulatory actions. The Company believes, based on current knowledge and after consulting with counsel, that the impact of such matters will not be material to the consolidated financial condition of the Company, but could be material to operating results in one or more periods.

Auction Rate Securities

Edwards and other financial services firms have been asked by the SEC to voluntarily review the supervision and operation of certain auction rate securities transactions. Edwards has performed its review. Regulatory actions or claims may result from the information developed during the review. The Company is unable to determine with certainty the impact of any such action or claims, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows.

Prospectus Delivery Requirements

Edwards and other financial services firms have received information requests from the NYSE with respect to delivery of prospectuses to customers. Edwards has performed the review and responded to the NYSE’s inquiry. Regulatory actions or claims may result from the information developed during the review. The Company is unable to determine with certainty the impact of any such action or claims, if any, on its results of operations for future periods. However, based on currently known facts, the Company believes that the resolution of any such matters, if brought, would not have a material adverse effect on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows.

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $32 million and $75 million and average securities-lending arrangements of $196 million and $181 million in 2005 and 2004, respectively, were primarily used to finance customer receivables.

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, will update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $196 million, including internal development costs, to fund this program. Total costs through February 28, 2005, were $165 million, of which $48 million was capitalized. Significant components of this program are expected to be completed in fiscal year 2006 including migration to an application service provider, which is scheduled to occur in May 2005. Thomson Financial, Inc. (“Thomson”), an application service provider, will provide the software and computer operations that support the Company’s securities processing functions. The Company entered into an 86-month Hosting and Services Agreement with Thomson in October 2004. Under this agreement, which starts upon conversion, minimum payments are $10 million a year with an expected range of payments between $18 million and $22 million a year. While the Company’s migration of its back-office systems to Thomson is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period of approximately 12 to 18 months.

In March 2004, the Company sold CPI to a group of investors headed by CPI’s management. The transaction price was $17 million, with $11 million received immediately and the remainder to be received over a five-year period. CPI had approximately 350 employees at the date of sale.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 7,026,392 shares at an aggregate cost of $250 million in 2005; 3,102,854 shares at an aggregate cost of $105 million in 2004; and 3,145,319 shares at an aggregate cost of $115 million in 2003, under these authorizations and other previously authorized plans.

Tabular Disclosure of Contractual Obligations

The following table summarizes information about the Company’s long-term contractual commitments and obligations as of February 28, 2005 (dollars in thousands):

Contractual Obligations	Total	2006	2007–2008	2009–2010	More than 5 years
Operating lease obligations	$451,200	$72,300	$156,500	$112,300	$110,100
Communications, technology, and other service commitments	187,000	45,400	71,400	48,100	22,100
	$638,200	$117,700	$227,900	$160,400	$132,200

The Company had committed $127 million to various private equity partnerships, of which $43 million remained unfunded at February 28, 2005. These commitments are subject to calls by the partnerships as funds are needed.

The Company has commitments to its employees for deferred compensation in the amount of $224 million that becomes payable in future years as defined in the plan and determined by participants’ request or retirement. For additional information regarding the deferred compensation liability, see Note 3 (Employee Profit Sharing Plan) of the Notes to Consolidated Financial Statements.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. At February 28, 2005, the Company, with certain limitations, had access to $1.3 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

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

Valuation of Stock Options

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for options granted under its Incentive Stock Plan. Based on the provisions of this plan, no compensation expense has been recognized for options issued under this plan. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, risk-free interest rates and expected forfeiture rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Please see Recent Accounting Pronouncements below for discussion of pending guidance on stock-based compensation.

Software Development Costs

The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” to account for costs associated with internally developed software. The Company capitalizes the costs associated with software development based on guidance provided in the statement. The primary factors considered in determining the amount to capitalize include the stage of the development effort and the type of work being performed. Only costs incurred during the application development stage are capitalized. When placed in service, these costs are typically amortized over three to five years and are included in communication and technology expense on the Company’s consolidated statements of earnings.

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

Legal Reserves and Regulatory Matters

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserve for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel believes that resolution of all such matters are not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company, except that, as stated under “Mutual Fund Matters” included under Item 7 of this Form 10-K, the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters discussed under “Mutual Fund Matters” will not be material to the consolidated financial condition of the Company, but could be material to the operating results in one or more periods.

Income Taxes

The Company operates in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate tax liability in any given year. Actual results could vary from these estimates. In management’s opinion, adequate provisions for income taxes have been made for all years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 and its related interpretations. As modified by the SEC on April 21, 2005, SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, and applies to all awards granted, modified, repurchased, or cancelled after that date. The Company elected early adoption of SFAS No. 123R on March 1, 2005, using the modified prospective method.

Under the modified prospective method of SFAS No. 123R, the Company is required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123. The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock option awards in the year of the award. Under SFAS No. 123R, the Company will recognize compensation expense for restricted stock and stock option awards over the vesting period, generally three years following the award. As the Company will have recognized compensation expense or disclosed pro forma compensation expense related to all outstanding awards as of the adoption date, there will be no compensation expense recognized for these outstanding awards in future periods. In addition, as the awards related to fiscal year 2006 will not be issued until the end of fiscal year 2006, the compensation expense related to those awards will not be recognized in 2006 but over the subsequent vesting period. As restricted stock and stock option awards are determined each year, the impact to the Company’s consolidated financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the fair value of restricted stock awards recognized in compensation expense ranged in value from $22 million to $35 million over the last three fiscal years, and the fair value of stock option awards disclosed in the footnotes to the consolidated financial statements, but not included in compensation expense, over the last three fiscal years ranged from $5 million to $8 million.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1,

2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), which extended the effective date to the period ended May 31, 2004. The Company’s adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet determined the impact that the adoption of this interpretation will have on its consolidated financial statements.

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

Operational Risk

Operational risk refers generally to the risk of loss resulting from the Company’s operations including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, and inadequacies or breaches in the Company’s control processes. The Company operates in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. In the event of a breakdown or improper operation of systems or improper actions by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

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

Legal Risk

Legal risk includes the risk of non compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company also has established procedures that are designed to ensure that senior management’s policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, extension of credit, collection activities, money laundering, privacy, and record keeping.

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

The Company’s policy is to purchase inventory to provide investment products for its clients. Consequently, the Company purchases only inventory that it believes it can readily sell to its clients, thus reducing the Company’s exposure to liquidity risk but not market fluctuations. In addition, the Executive Committee of Edwards establishes maximum inventory guidelines for fixed-income and equity securities subject to certain limited exceptions.

Capital management and control are accomplished through review (by product managers and members of management outside of the trading areas) of various reports, including reports that show current inventory profit and loss, inventory positions exceeding set limits, and aged positions. Additionally, real-time capital management data is available for intraday assessment.

The Company does not act as a dealer, trader or end-user of complex derivative products such as swaps, collars and caps. The Company provides advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products. The Company will occasionally hedge a position in its debt inventory through the use of financial futures contracts and treasury securities. These transactions are not material to the Company’s consolidated financial condition or results of operations.

Equity Price Risk.  Equity price risk refers to the risk of changes in the level or volatility of the price of equity securities. The Company is exposed to this risk as a result of its market making activities. At February 28, 2005, and February 29, 2004, the potential daily loss in the fair value of equity securities was not material.

Included in investments are $146 million in mutual funds and treasury securities that the Company uses to hedge its deferred compensation liability. The potential daily gain or loss in the fair value of these mutual funds is offset by a similar potential change in the value of the deferred compensation liability. Also included in investments are $141 million in private equity investments that are subject to a high degree of volatility and may be susceptible to significant fluctuations particularly in the near term.

Interest Rate Risk.  Interest rate risk refers to the risk of changes in the level or volatility of interest rates, the speed of payments on mortgage-backed securities, the shape of the yield curve and credit spreads. The Company is exposed to this risk as a result of maintaining inventories of interest-rate-sensitive financial instruments. This is the Company’s primary market risk.

The Company elects to use a sensitivity analysis approach to express the potential decrease in the fair value of the Company’s debt inventory consisting of interest-rate-sensitive financial instruments. The Company calculated the potential loss in fair value of its debt inventory by calculating the change in the offering price of each inventory item resulting from a 10 percent increase in either the Treasury yield curve for taxable products or the Municipal Market Data Corporation’s AAA rated yield curve for tax-exempt products. Using this method, if such a 10 percent increase occurred, the Company calculated a potential loss in fair value of its debt inventory of $4 million at February 28, 2005, and $11 million at February 29, 2004.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions; the actions of competitors; actions of clients; regulatory actions or changes; governmental and fiscal policy; changes in legislation; interest rate changes; changes in accounting standards; risk management; technology changes and costs; estimates of capital expenditures; implementation and effects of the estimates for the branding initiative; client interest in specific products and services; outsourcing agreements including implementation and conversion; expense reduction strategies; workforce reductions; changes in payment for mutual fund distribution; disposition of real estate holdings; and statements about management expectations, strategic objectives and growth opportunities. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005. In making this assessment Company management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of February 28, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s independent registered public accounting firm audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005.

May 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that A.G. Edwards, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005 of the Company and our report dated May 3, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
May 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
May 3, 2005

Financial Statements

A.G. Edwards, Inc.
Consolidated Balance Sheets

	February 28, 2005	February 29, 2004
	(Dollars in thousands, except per share amounts)
Assets
Cash and cash equivalents	$209,039	$107,565
Cash and government securities, segregated under federal and other regulations	392,241	373,726
Securities purchased under agreements to resell	235,540	22,355
Securities borrowed	117,302	106,034
Receivables:
Customers, less allowance for doubtful accounts of $8,045 and $45,593	2,236,170	2,373,007
Brokers and dealers	37,387	13,888
Clearing organizations	1,514	805
Fees, dividends and interest	104,605	90,053
Securities inventory, at fair value:
State and municipal	190,150	292,741
Government and agencies	152,532	30,806
Corporate	57,521	83,103
Investments	337,394	298,441
Property and equipment, at cost, net of accumulated depreciation and amortization of $715,328 and $639,756	503,976	498,706
Deferred income taxes	60,189	94,191
Other assets	52,237	50,664
	$4,687,797	$4,436,085
Liabilities and Stockholders’ Equity
Short-term bank loans	$16,400	$28,300
Checks payable	299,120	257,566
Securities loaned	207,012	231,438
Payables:
Customers	749,901	1,125,014
Brokers and dealers	655,486	43,448
Clearing organizations	80,252	110,003
Securities sold but not yet purchased, at fair value	36,439	44,908
Employee compensation and related taxes	440,833	440,764
Deferred compensation	223,821	206,734
Income taxes	7,378	13,588
Other liabilities	183,464	156,003
Total Liabilities	2,900,106	2,657,766
Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares: issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	295,478	292,699
Retained earnings	2,137,114	2,029,562
	2,529,055	2,418,724
Less: Treasury stock, at cost (19,442,437 and 15,936,194 shares)	741,364	640,405
Total Stockholders’ Equity	1,787,691	1,778,319
	$4,687,797	$4,436,085

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Earnings

Year Ended	February 28, 2005	February 29, 2004	February 28, 2003
	(Dollars in thousands, except per share amounts)
Revenues
Commissions	$1,034,166	$1,081,027	$887,979
Asset management and service fees	919,077	723,386	653,017
Principal transactions	253,899	296,886	311,124
Investment banking	245,622	321,861	251,180
Interest	128,743	96,132	106,663
Other	30,288	6,384	10,239
Total Revenues	2,611,795	2,525,676	2,220,202
Interest expense	4,114	2,859	5,850
Net Revenues	2,607,681	2,522,817	2,214,352

Non-Interest Expenses
Compensation and benefits	1,699,156	1,642,999	1,448,199
Communication and technology	241,830	272,047	282,603
Occupancy and equipment	151,426	137,617	134,149
Marketing and business development	65,682	53,262	45,649
Floor brokerage and clearance	21,341	22,495	22,464
Other	133,839	149,123	109,854
Total Non-Interest Expenses	2,313,274	2,277,543	2,042,918
Earnings Before Income Taxes	294,407	245,274	171,434
Income Taxes	107,933	85,789	52,606
Net Earnings	$186,474	$159,485	$118,828

Earnings Per Share:
Diluted	$2.37	$1.97	$1.46
Basic	$2.39	$1.99	$1.48

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Stockholders’ Equity

(Three Years Ended February 28, 2005)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances, March 1, 2002	$96,463	$286,480	$1,892,189	$(627,336)	$1,647,796
Net earnings			118,828		118,828
Dividends declared — $0.64 per share			(51,034)		(51,034)
Treasury stock acquired				(114,500)	(114,500)
Stock issued:
Employee stock purchase/option plans		1,432	(10,320)	75,396	66,508
Restricted stock		1,116	(6,338)	26,161	20,939
Balances, February 28, 2003	96,463	289,028	1,943,325	(640,279)	1,688,537
Net earnings			159,485		159,485
Dividends declared — $0.64 per share			(51,007)		(51,007)
Treasury stock acquired				(105,455)	(105,455)
Stock issued:
Employee stock purchase/option plans		3,883	(22,241)	79,284	60,926
Restricted stock		(212)		26,045	25,833
Balances, February 29, 2004	96,463	292,699	2,029,562	(640,405)	1,778,319
Net earnings			186,474		186,474
Dividends declared — $0.64 per share			(49,392)		(49,392)
Treasury stock acquired				(250,123)	(250,123)
Stock issued:
Employee stock purchase/option plans		1,761	(25,436)	112,582	88,907
Restricted stock		1,018	(4,094)	36,582	33,506
Balances, February 28, 2005	$96,463	$295,478	$2,137,114	$(741,364)	$1,787,691

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Cash Flows

Year Ended	February 28, 2005	February 29, 2004	February 28, 2003
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net earnings	$186,474	$159,485	$118,828
Noncash and nonoperating items included in earnings:
Depreciation and amortization	111,519	127,296	131,903
Expense of restricted stock awards	33,076	29,384	19,415
Deferred income taxes	34,002	(416)	(315)
(Gain) Loss on investments, net	(21,798)	598	9,193
Allowance for doubtful accounts	(916)	1,274	9,009
(Increase) decrease in operating assets:
Cash and government securities, segregated	(18,515)	(270,012)	(10,793)
Securities purchased under agreements to resell	(213,185)	197,645	(175,177)
Securities borrowed	(11,268)	(28,904)	(8,866)
Receivable from customers	137,753	(313,603)	412,937
Receivable from brokers and dealers	(23,499)	7,304	22,555
Receivable from clearing organizations	(709)	472	(409)
Fees, dividends and interest receivable	(14,552)	(30,002)	15,953
Securities inventory	6,447	13,384	(64,397)
Trading investments, net	(11,134)	(43,478)	(20,739)
Other assets	(12,723)	11,504	18,093
Increase (decrease) in operating liabilities:
Checks payable	41,554	21,041	(3,082)
Securities sold under agreements to repurchase	—	—	(45,861)
Securities loaned	68,224	(19,824)	(4,549)
Payable to customers	(375,113)	164,335	(21,692)
Payable to brokers and dealers	612,038	(15,615)	(52,949)
Payable to clearing organizations	(29,751)	34,155	46,349
Securities sold but not yet purchased	(8,469)	9,468	5,240
Employee compensation and related taxes	69	94,472	(45,895)
Deferred compensation	17,087	36,044	(14,309)
Income taxes	(1,521)	(1,582)	9,409
Other liabilities	21,711	30,535	(3,483)
Net cash from operating activities	526,801	214,960	346,368
Cash Flows From Investing Activities:
Purchase of property and equipment, net	(116,789)	(99,615)	(127,007)
Purchase of other investments	(22,008)	(27,004)	(18,116)
Proceeds from sale of a subsidiary	10,830	—	—
Proceeds from sale or maturity of other investments	22,620	8,626	10,433
Net cash from investing activities	(105,347)	(117,993)	(134,690)
Cash Flows From Financing Activities:
Short-term bank loans	(11,900)	(11,700)	(67,300)
Securities loaned	(92,650)	23,906	(42,630)
Employee stock transactions	84,648	57,323	60,967
Purchase of treasury stock	(250,123)	(105,455)	(114,500)
Cash dividends paid	(49,955)	(51,028)	(51,088)
Net cash from financing activities	(319,980)	(86,954)	(214,551)
Net Increase (Decrease) in Cash and Cash Equivalents	101,474	10,013	(2,873)
Cash and Cash Equivalents, at Beginning of Year	107,565	97,552	100,425
Cash and Cash Equivalents, at End of Year	$209,039	$107,565	$97,552

Interest payments, net of amounts capitalized of $612, $925 and $2,565, totaled $4,083 in 2005, $2,616 in 2004 and $5,494 in 2003.

Income taxes paid totaled $75,006 in 2005, $87,668 in 2004 and $43,223 in 2003.

Supplemental disclosures of noncash financing activities: Restricted stock awards granted totaled $35,062 in 2005, $30,637 in 2004 and $21,738 in 2003.

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Business Description

A.G. Edwards, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”) operate and are managed as a single business segment providing investment services to its clients. The Company offers a wide range of services designed to meet clients’ individual investment needs, including securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. These services are provided by 6,890 financial consultants in more than 700 locations of the Company’s principal operating subsidiary, A.G. Edwards & Sons, Inc. (“Edwards”). Because these services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients, the Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. With headquarters in St. Louis, the Company has offices in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

Basis of Financial Information

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. Where appropriate, prior years’ financial information has been reclassified to conform to the current-year presentation. The most significant reclassifications relate to certain service fees received from certain money funds, which were previously netted in other expenses and are now reflected in asset management and service fees, and to certain third-party advisory fees, which were previously netted in asset management and service fees and are now reflected in other expenses.

Included in other expenses in 2005 is a $7,875 credit recorded to correctly recognize state registration fees for Edwards’ financial consultants over the registration period.

Use of Estimates

In preparing these consolidated financial statements, management makes use of estimates concerning certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of certain investments, the allowance for doubtful accounts, and accruals for litigation, regulatory matters and income taxes. Actual results could differ from these estimates.

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
(Three years ended February 28, 2005)
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

Asset Management and Service Fees

Asset management and service fee revenues consist of fees based on the value of client assets under professional management by third parties as well as the Company’s asset management services, transaction-related service fees and fees related to the administration of custodial and other specialty accounts. These revenues are recognized over the periods for which services are rendered.

Investment Banking

Investment banking revenues, which include underwriting fees, selling concessions and management fees, are recorded when services for the transaction are substantially completed. Transaction-related expenses are deferred and later expensed to match revenue recognition. As a portion of the deferred transaction-related expenses are recoverable from other investment bankers participating in transactions, collectibility is assessed and write-offs are recorded, as appropriate.

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

Investments

Investments consist of private equity investments, mutual funds, U.S. government securities and other investments. Private equity investments are held by investment company subsidiaries, which are outside the scope of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are carried at fair value. The Company classifies mutual fund investments and certain treasuries as trading securities in accordance with SFAS No. 115. Trading securities are recorded at fair value, based on quoted market or dealer prices. U.S. government securities are classified as held-to-maturity and are held at amortized cost as the Company has the intent and ability to hold the securities to maturity. The majority of other investments include securities held by Edwards and are recorded at fair value, based on quoted market or dealer prices. The unrealized gains and losses of investment securities are reflected in other revenue.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization; land is recorded at cost. Depreciation of buildings is provided using the straight-line method over estimated useful lives of 20 to 45 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement, generally five to 10 years. Equipment, primarily consisting of office equipment and building components, is depreciated over estimated useful lives of three to 15 years using straight-line and accelerated methods of depreciation. Computer hardware, including servers and mainframes, and satellite equipment are depreciated over estimated useful lives of three to five years using the straight-line method. Internally developed applications and purchased software meeting the criteria for capitalization are amortized over their estimated useful lives, generally not exceeding three years, using the straight-line method. The Company periodically evaluates and adjusts the carrying value of its property and equipment when impairment exists.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock plans. Based on the provisions of the plans, no compensation expense has been recognized for the fair value of the options issued under these plans. Restricted stock awards issued under these plans are expensed in the year awarded, which is the defined service period.

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

Comprehensive Earnings

Comprehensive earnings for each of the three years in the period ended February 28, 2005, was equal to the Company’s net earnings.

Sale of a Subsidiary

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. (“CPI”), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI’s management. The transaction price was $17,000 with $10,830 received immediately and the remainder to be received over a five-year period. CPI had approximately 350 employees at the date of sale.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 and its related interpretations. As modified by the SEC on April 21, 2005, SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, and applies to all awards granted, modified, repurchased, or cancelled after that date. The Company elected early adoption of SFAS No. 123R on March 1, 2005, using the modified prospective method.

Under the modified prospective method of SFAS No. 123R, the Company is required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123. The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock option awards in the year of the award. Under SFAS No. 123R, the Company will recognize compensation expense for restricted stock and stock option awards over the vesting period, generally three years following the award. As the Company will have recognized compensation expense or disclosed pro forma compensation expense related to all outstanding awards as of the adoption date, there will be no compensation expense recognized for these outstanding awards in future periods. In addition, as the awards related to fiscal year 2006 will not be issued until the end of fiscal year 2006, the compensation expense related to those awards will not be recognized in 2006 but over the subsequent vesting period. As restricted stock and stock option awards are determined each year, the impact to the Company’s consolidated financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the fair value of restricted stock awards recognized in compensation expense ranged in value from $21,738 to $35,062 over the last three fiscal years and the fair value of stock option awards disclosed in the footnotes to the consolidated financial statements, but not included in compensation expense, over the last three fiscal years ranged from $5,440 to $8,412.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), which extended the effective date to the period ended May 31, 2004. The Company’s adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements. The Company did not acquire any variable interest entities subsequent to February 1, 2003.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has not yet determined the impact that the adoption of this interpretation will have on its consolidated financial statements.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

2.	Employee Stock Plans

The Company applies the provisions of APB Opinion No. 25, to account for stock options granted under employee stock plans and accordingly does not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder-approved plans: the 2002 Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company’s stock at a discount from market to a broad base of employees; the Incentive Stock Plan is a non qualified plan and is used to grant options and restricted stock at market value to certain officers and key employees. Compensation expense related to restricted stock is reflected in net earnings. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	2005	2004	2003
Net earnings, as reported	$186,474	$159,485	$118,828
Add back compensation related to Incentive Stock Plan included in net earnings	21,720	19,560	14,756
Deduct effect of stock-based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(8,776)	(14,570)	(16,074)
Incentive Stock Plan	(25,125)	(25,022)	(18,889)
Pro forma net earnings	$174,293	$139,453	$98,621
Earnings per share, as reported:
Diluted	$2.37	$1.97	$1.46
Basic	$2.39	$1.99	$1.48
Pro forma net earnings per share
Diluted	$2.20	$1.72	$1.21
Basic	$2.24	$1.74	$1.23
Pro forma net earnings	$174,293	$139,453	$98,621
Add back reduction in Incentive compensation funding formulas	3,349	5,117	5,212
Pro forma net earnings after reduction for incentive compensation plans	$177,642	$144,570	$103,833
Pro forma earnings per share:
Diluted	$2.24	$1.79	$1.27
Basic	$2.28	$1.81	$1.30

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

Employee Stock Purchase Plan

The Company amended the terms of its 2002 Employee Stock Purchase Plan effective October 1, 2004. The discount from the market under the plan was reduced to 5% from 15% and the one year look-back period for the options issued under the plan was eliminated. As a result of these changes, the options granted under this plan are no longer considered compensatory for purposes of the pro forma earnings calculation under SFAS No. 123.

The Company’s Board of Directors authorized up to 1,875,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. These shares are exercisable in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

2.    Employee Stock Plans (Continued)

aggregate of 359,555 shares at an average price of $38.78 per share of common stock on the last business days of October 2004 through February 2005. Treasury shares were utilized for all of the shares issued.

Under the 2002 Employee Stock Purchase Plan, prior to its most recent amendment, employees purchased 1,843,334 shares at $29.54 per share in 2005; 1,818,057 shares at $27.79 per share in 2004; and 1,850,030 shares at $27.13 per share in 2003 by exercising one-year options granted annually in October. The fair value of options granted in 2004, 2003 and 2002 was $9.26, $8.44 and $9.73 per option, respectively, estimated using the following assumptions: dividend yield of 1.83 percent, 1.79 percent and 1.56 percent; an expected life of one year; expected volatility of 29 percent, 36 percent and 39 percent; and risk-free interest rates of ..95 percent, 1.43 percent and 2.47 percent. Treasury shares were utilized for all of the shares issued. The pro forma disclosure in the preceding table reflects the fair values of the options over the period when the options from each grant date were outstanding.

Restricted Stock and Stock Options

Under the Company’s Incentive Stock Plan, three types of benefits may be awarded to officers and key employees: restricted stock, stock options and stock appreciation rights. Such awards are subject to forfeiture upon termination of employment during a restricted period, generally three years from the award date. Through February 28, 2005, no stock appreciation rights had been granted.

Restricted stock awards are made, and shares issued, without cash payment by the employee. Eligible employees at February 28, 2005, were awarded 792,544 shares with a market value of $35,062. At February 29, 2004, and February 28, 2003, the awards were 778,963 and 844,188 shares, respectively, with corresponding market values of $30,637 and $21,738. Treasury shares were utilized for these awards.

Nonqualified stock options are granted to purchase common stock at 100 percent of market value at date of grant. Such options are exercisable beginning three years from the date of award and expire eight years from the date of award for awards granted prior to 2003 and 10 years for awards granted in 2003 or earlier upon termination of employment. The fair value of each option grant was estimated at the date of grant using the following assumptions for 2005, 2004 and 2003, respectively: dividend yield of 1.72 percent, 1.83 percent, and 1.79 percent; expected lives of seven years for 2005, 2004 and 2003; expected volatility of 37 percent, 43 percent and 34 percent; risk-free interest rates of 4.27 percent, 3.67 percent and 3.37 percent; and a forfeiture rate of 10 percent, 10 percent and 9 percent. The fair value of options granted under this plan in 2005, 2004 and 2003 was $17.08, $16.16 and $8.66, respectively.

A summary of the status of the Company’s stock options as of February 28, 2005, February 29, 2004, and February 28, 2003, and changes during the years ended on those dates is presented as follows:

	Shares (000)	2005 Weighted Average Exercise Price	Shares (000)	2004 Weighted Average Exercise Price	Shares (000)	2003 Weighted Average Exercise Price
Outstanding, beginning of year	5,041	$34.96	4,911	$33.61	4,730	$29.49
Granted	354	$44.24	578	$39.33	756	$25.75
Exercised	(605)	$27.83	(390)	$18.20	(519)	$21.36
Forfeited	(26)	$35.95	(58)	$33.94	(56)	$38.98
Outstanding, end of year	4,764	$37.08	5,041	$34.96	4,911	$33.61
Treasury shares utilized for exercises	605		390		519

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

2.    Employee Stock Plans (Continued)

The following table summarizes information about outstanding stock options at February 28, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price
$26–$30	724	8.00	$25.75	—	—
$31–$35	587	2.00	$32.50	587	$32.50
$36–$40	2,154	4.91	$38.24	1,592	$37.85
$41–$45	1,299	4.75	$43.56	945	$43.30
	4,764			3,124

3.	Employee Profit Sharing Plan

The Company has a defined contribution plan [401(k)] covering substantially all employees, whereby the Company is obligated to make contributions, in specified amounts as defined therein, based on the compensation of eligible employees. Prior to 2003, the Company was obligated to match, in specified amounts, portions of contributions made by eligible employees. Additional contributions may be made at the discretion of the Company and are generally based on the Company’s pre-tax earnings. The Company expensed $77,942 in 2005, $76,017 in 2004 and $60,658 in 2003, in connection with the 401(k).

The Company has an unfunded, nonqualified deferred compensation plan that provides benefits to participants whose contributions from the Company in the 401(k) are subject to plan limitations. The Company expensed $20,095 in 2005, $14,921 in 2004 and $13,883 in 2003 in connection with this plan. Participants may choose to base their return on the performance of one or more of a combination of mutual funds as designated by the Company, treasury securities, or in limited cases, the broker call rate. Included in Investments are $145,610 in 2005 and $134,476 in 2004 in mutual funds and treasury securities that were purchased by the Company to hedge its liability to the participants that choose to base their return on the performance of the mutual fund or treasury security options, with the exception of those who choose to base the performance of the return on money market mutual funds. Participants have no ownership in the mutual funds or treasury securities.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

4.	Restructuring Charge

As a result of a number of actions taken to reduce costs, streamline headquarters operations and better position the Company for improved profitability, a restructuring charge of $82,462 was recorded in 2002.

The following table reflects changes in the restructuring reserves included in employee compensation and related taxes and other liabilities at February 28, 2005, February 29, 2004 and February 28, 2003:

	Technology Assets	Severance Cost	Real Estate Consolidation	Total
Balance at March 1, 2002	$400	$18,605	$9,587	$28,592
Utilized in Fiscal-Year 2003	(264)	(10,987)	(1,767)	(13,018)
Adjustments in 2003 to Initial Estimate	—	(640)	1,505	865
Balance at February 28, 2003	136	6,978	9,325	16,439
Utilized in Fiscal-Year 2004	(136)	(6,978)	(3,955)	(11,069)
Adjustments in 2004 to Initial Estimate	—	—	1,820	1,820
Balance at February 29, 2004	—	—	7,190	7,190
Utilized in Fiscal-Year 2005	—	—	(5,192)	(5,192)
Balance at February 28, 2005	$—	$—	$1,998	$1,998

The real estate consolidation liability will be paid out over the remaining lives of the related leases, which end in fiscal year 2009. The adjustments to the initial estimates were recorded in other expenses.

5.	Property and Equipment

At February 28, 2005, and February 29, 2004, property and equipment consisted of:

	2005	2004
Land	$20,163	$20,248
Building and leasehold improvements	465,638	449,060
Equipment and computer hardware	531,461	519,193
Software and software applications	161,902	123,644
Software development in progress	38,329	26,064
Construction in progress	1,811	253
Total property and equipment	1,219,304	1,138,462
Less: Accumulated depreciation and amortization	(715,328)	(639,756)
Total property and equipment, net	$503,976	$498,706

6.	Short-Term Financing

The Company’s short-term financing is generally obtained through the use of securities-lending arrangements and bank loans. The interest rates on such short-term borrowings reflect market rates of interest or rebates at the time of the transactions. The average securities-lending arrangements outstanding that were utilized in financing activities were $196,000 in 2005, $181,000 in 2004 and $189,000 in 2003, at average effective interest rates of 1.4 percent in 2005, 1.0 percent in 2004 and 1.5 percent in 2003. Customer securities were utilized in these arrangements. Bank loans are short-term borrowings that are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such bank loans was $32,000 in 2005, $75,000 in 2004 and $163,000 in 2003, at average effective interest rates of 1.7 percent, 1.3 percent and 2.1 percent, respectively. At February 28, 2005, and February 29, 2004, there were outstanding short-term bank

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

6.    Short-Term Financing (Continued)

loans of $16,400 and $28,300, respectively. At February 28, 2005, the Company, with certain limitations, had access to $1,300,000 in uncommitted lines of credit as well as the ability to increase its securities-lending activities.

7.	Net Capital Requirements

As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the New York Stock Exchange (“NYSE”). Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2005, the subsidiary’s net capital of $666,347 was 30 percent of aggregate debit items and $622,644 in excess of the minimum required.

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

8.	Income Taxes

The provisions (benefits) for income taxes (net of the resolution of tax matters) consist of:

	2005	2004	2003
Current
Federal	$65,402	$81,531	$54,747
State and local	8,073	4,082	(2,345)
Non-U.S.	456	592	519
	$73,931	$86,205	$52,921
Deferred	34,002	(416)	(315)
	$107,933	$85,789	$52,606

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

As of February 28, 2005, the Company had approximately $4,100 of earnings attributable to its foreign subsidiary for which no provisions have been recorded for income tax that could occur upon repatriation. These earnings have been indefinitely invested in the foreign subsidiary.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

8.    Income Taxes (Continued)

Significant components of deferred tax assets and liabilities at February 28, 2005, and February 29, 2004, are as follows:

	2005	2004
Deferred Tax Assets:
Employee benefits	$126,149	$126,002
Other	17,744	14,647
	143,893	140,649
Deferred Tax Liabilities:
Receivables	18,410	17,555
Investments	22,868	19,631
Property and equipment	20,600	9,272
Prepaid expenses	20,686	—
Other	1,140	—
	83,704	46,458
Net Deferred Tax Assets	$60,189	$94,191

The Company expects to fully realize these deferred tax assets given its historical level of earnings and related taxes paid; accordingly, no valuation allowance has been established.

A reconciliation of the effective tax rate and the federal statutory rate for February 28, 2005, February 29, 2004, and February 28, 2003, is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.5	2.0	2.0
Resolution of tax matters	(0.3)	(1.2)	(5.2)
Municipal bond interest	(0.7)	(0.8)	(1.6)
Meal and entertainment expense disallowance	0.5	0.6	0.9
Other	(0.3)	(0.6)	(0.4)
	36.7%	35.0%	30.7%

9.	Investments

Investments at February 28 (29) consist of:

	2005	2004
Private equity	$140,864	$117,339
Mutual funds	174,819	160,074
U.S. government securities	14,813	15,633
Other	6,898	5,395
Total Investments	$337,394	$298,441

Private equity consists of investments in a privately held investment management company and in Company-sponsored private equity funds. The Company committed $127,000 to various private equity partnerships, of which $43,454 remains unfunded at February 28, 2005. A portion of the Company’s mutual fund and treasury investments are utilized to hedge certain liabilities under its deferred compensation plan and also include qualified investments

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

9.    Investments (Continued)

by its trust company subsidiary. The Company primarily invests in U.S. government securities through its trust company subsidiary, and the majority of other investments include securities held by Edwards.

10.	Stockholders’ Equity

Earnings Per Share

The following table presents the computations of basic and diluted earnings per share:

	2005	2004	2003
Net earnings available to common stockholders	$186,474	$159,485	$118,828
Shares (in thousands):
Weighted average shares outstanding	77,908	80,031	80,133
Effect of dilutive common shares:
Restricted shares	417	341	327
Stock purchase plan	163	287	355
Stock option plan	278	331	362
Dilutive common shares	858	959	1,044
Total weighted average diluted shares	78,766	80,990	81,177
Earnings per share:
Diluted	$2.37	$1.97	$1.46
Basic	$2.39	$1.99	$1.48

At year-end 2005, 2004 and 2003, there were 944,942; 1,865,277; and 966,570 options, respectively, that were considered antidilutive and thus were not included in the above calculations.

Stock Repurchase Program

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 7,026,392 shares at an aggregate cost of $250,123 in 2005; 3,102,854 shares at an aggregate cost of $105,455 in 2004; and 3,145,319 shares at an aggregate cost of $114,500 in 2003 under these authorizations and other previously authorized plans.

Stockholders’ Rights Plan

The Company’s Stockholders’ Rights Plan, as amended, provides for the distribution of one Common Stock Purchase Right for each outstanding share of the Company’s common stock. The rights cannot be exercised or traded apart from the common stock until, without the prior consent of the Company, a third-party acquires no less than 20 percent of the Company’s outstanding common stock or commences a tender or exchange offer that would result in the third-party acquiring no less than 20 percent of the outstanding common stock. The Board of Directors may decrease the 20 percent thresholds to 10 percent of the outstanding stock. Each right, upon becoming exercisable, entitles the registered holder to purchase one share of common stock for $150 from the Company. If a person actually acquires no less than 20 percent, or 10 percent if applicable, of the Company’s common stock without the Board of Directors’ consent, then each right will entitle the holder, other than the acquiring third-party, to purchase for $150 the number of shares of the Company’s common stock (or in the event of a merger or other business

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

10.    Stockholders’ Equity (Continued)

combination, the number of shares of the acquirer’s stock) that has a market value of $300. The rights, which are redeemable by the Company at a price of $0.01 each prior to the person’s acquiring no less than 20 percent, or 10 percent if applicable, of the Company’s common stock are subject to adjustment to prevent dilution and expire June 25, 2005, unless the plan is amended by the Board of Directors to extend the expiration date of the rights.

11.	Commitments and Contingent Liabilities

The Company has long-term operating leases and commitments related to office space, equipment and service agreements. Minimum commitments under all such noncancelable leases and service agreements, some of which contain escalation clauses and renewal options, at February 28, 2005, are as follows:

Year ending February 28 (29),
2006	$117,700
2007	120,700
2008	107,200
2009	94,900
2010	65,500
Later years	132,200
$638,200

Rental expense under all operating leases and service agreements was $128,706 in 2005, $125,177 in 2004 and $133,871 in 2003.

The Company accounts for operating leases in accordance with the provisions of SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases.” As such, the costs of leasehold improvements, whether provided by the landlord or the Company, are amortized over the shorter of the lease term or the economic life of the improvement. In addition, rent escalations and lease incentives are included with the total commitment under each operating lease to calculate an average occupancy expense, which is recognized on a straight-line basis over the full lease term. Included in occupancy and equipment expenses in 2005 is a $10,064 charge representing the cumulative effect of correcting the recognition period for rent-escalation clauses and lease incentives in certain branch-office leases.

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, will update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $196,200, including internal development costs, to fund this program. Total costs through February 28, 2005, were $165,400, of which $48,200 was capitalized. Significant components of this program are expected to be completed in fiscal year 2006 including migration to an application service provider, which is scheduled to occur in May 2005. Thomson Financial, Inc. (“Thomson”), an application service provider, will provide the software and computer operations that support the Company’s securities processing functions. The Company entered into an 86-month Hosting and Services Agreement with Thomson in October 2004. Under this agreement, which starts upon conversion, minimum payments are $10,000 a year with an expected range of payments between $18,000 and $22,000 a year. While the Company’s migration of its back-office systems to Thomson is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period of approximately 12 to 18 months.

In the normal course of business, Edwards enters into when-issued and underwriting commitments and delayed delivery transactions. Settlement of these transactions at February 28, 2005, would not have had a material effect on the consolidated financial statements.

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

11.    Commitments and Contingent Liabilities (Continued)

The Company had outstanding letters of credit of $58,156 at February 28, 2005, and $57,311 at February 29, 2004, principally to satisfy margin deposit requirements with the Options Clearing Corporation.

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

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company, except that the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters concerning mutual funds and related regulatory and litigation matters discussed in the following paragraphs will not be material to the consolidated financial condition of the Company, but could be material to the operating results in one or more periods.

The SEC, the National Association of Securities Dealers, Inc. (“NASD”), the NYSE and other regulators, including several states, have examined or are examining the manner in which mutual funds compensate broker-dealers in connection with the sale of mutual funds. The Company has provided information in connection with related examinations. The Company has received information requests or subpoenas from, been examined by or had employees questioned by the SEC, the NASD, the NYSE, several states and the United States Department of Justice with respect to mutual fund transactions that involve market timing, late trading or both. In addition, the Company has received requests for information concerning timing transactions in variable annuity subaccounts. The Commonwealth of Massachusetts has filed an administrative complaint against the Company alleging violations of securities laws by mutual fund market timing transactions and seeking a cease and desist order, an administrative fine in an unspecified amount, compensation to mutual fund holders for losses alleged to have resulted from market timing or other mutual fund activities.

The Company has been named as a defendant in a lawsuit that seeks class-action status in the state of Missouri that alleges, among other matters, that mutual fund transactions with certain customers were influenced by undisclosed revenue-sharing payments.

The NASD has advised the Company that it has made a preliminary determination to recommend a disciplinary action against the Company concerning the sale of mutual fund class-B shares and class-C shares based upon, it is believed, the grounds for recommending such sales, suitability violations and the Company’s supervisory procedures. The NASD orally proposed a settlement, including a fine, the offer to customers to switch to class-A

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

11.    Commitments and Contingent Liabilities (Continued)

shares and a reimbursement for any disadvantage based on actual performance and the retention of an independent consultant to review supervisory procedures.

The NASD has advised the Company that it has made a preliminary determination to recommend a disciplinary action against the Company concerning the sale of mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional payouts to the Company for sales.

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

The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At February 28, 2005, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $3,028,428, and the fair value of the collateral that had been sold or repledged was $314,276.

Derivatives

The Company does not act as dealer, trader or end-user of complex derivatives such as swaps, collars and caps. The Company provides advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products. The Company

A.G. Edwards, Inc.
Notes to Consolidated Financial Statements (Continued)
(Three years ended February 28, 2005)
(Dollars in thousands, except per share amounts)

12.    Financial Instruments (Continued)

will occasionally hedge a portion of its debt inventory through the use of financial futures contracts. These transactions are not material to the Company’s consolidated financial condition or results of operations.

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

The Company provides investment services to its clients through its financial consultants in its network of branch offices in the United States; London, England; and Geneva, Switzerland. Revenues from the Company’s non-U.S. operations are currently not material. Transaction services include commissions and sales credits earned by executing or facilitating the execution of security and commodity trades. Asset management fees are earned by providing portfolio advisory services through third-party managers, including mutual funds, managed future funds, annuities and insurance contracts, and the Company’s in-house portfolio managers. The Company earns interest revenue principally from financing its customer margin accounts, debt securities carried for resale and short-term investments.

The following table presents the Company’s net revenues by type of service for the years ended February 28 (29):

	2005	2004	2003
Transaction services	$1,559,718	$1,726,560	$1,472,348
Asset management services	821,795	613,678	562,523
Interest, net	124,629	93,273	100,813
Other	101,539	89,306	78,668
	$2,607,681	$2,522,817	$2,214,352

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure Controls are controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Disclosure Controls include components of the Company’s internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in conformity with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within the Company’s Disclosure Controls, they are included in the scope of the Company’s quarterly Controls Evaluation.

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company’s internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, the Disclosure Controls were effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company and its consolidated subsidiaries required to be disclosed in such reports is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included in Item 8 of this Form 10-K.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm, included in Item 8 of this Form 10-K.

During the quarter ended February 28, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is included under the caption “Election of Directors — Nominees for Directors” in the Company’s 2005 Proxy Statement and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2005 Proxy Statement, and such information is hereby incorporated by reference, and in Part I of this Form’s 10-K under the caption “Executive Officers of the Company.”

Information relating to the Board of Directors’ determination regarding the service of an audit committee financial expert on the Board’s Audit Committee and the name and the determination by the Board of the independence of such expert are set forth under the captions “Committees and Meetings of the Board of Directors—Audit Committee,” and is hereby incorporated by reference. Information relating to the identity of the members of the Board’s Audit Committee is also set forth under this caption and is hereby incorporated by reference. The information regarding the procedures by which shareholders may recommend nominees to the Board of Directors is set forth in the Company’s Proxy Statement under the caption titled “Stockholder Proposals.” The “Nominating and Corporate Governance Committee Charter” is available on the Company’s Web site at www.agedwards.com and may be accessed by entering the Company’s Web site and clicking the “About A.G. Edwards” link, then the “Corporate Governance” link.

The Company’s Code of Ethical Conduct (“Code”) and Corporate Governance Guidelines (“Guidelines”) set forth the fundamental principles and key policies and procedures that govern the conduct of all of the Company’s directors, officers and employees. Additionally, the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, Director of Regulatory Accounting and Director of Tax (“Senior Financial Officers”) are required to conduct their personal and professional affairs in a manner that is consistent with the ethical and professional standards set forth in the Company’s Financial Code of Ethical Conduct (“Financial Code”). In 2004, the Board of Directors adopted the Financial Code that was designated as the Company’s code of ethics for Senior Financial Officers in performing their duties. A copy of the Code and the Financial Code were filed as exhibits 14.1 and 14.2, respectively, in the Company’s Annual Report on Form 10-K for the 2004 fiscal year. The Company will post on its Web site any amendments to the Code, Financial Code and/or Guidelines and any waivers that are required to be disclosed by the rules of the SEC or NYSE.

The Company has included as exhibits to this Annual Report on Form 10-K for the 2005 fiscal year filed with the SEC certificates of its Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company submitted to the New York Stock Exchange as of June 28, 2004, a certification made by its Chief Executive Officer that he is not aware of any violation by the Company of their corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions titled “Director Compensation,” and “Executive Compensation,“ in the Company’s 2005 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is contained in the Company’s 2005 Proxy Statement under the caption “Ownership of the Company’s Common Stock.” Such information is hereby incorporated by reference.

The following table summarizes information about the equity compensation plans at February 28, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1):
Incentive Stock Plan	4,764,000	$37.08	3,971,851
Employee Stock Purchase Plan			4,020,908 (*)
Equity compensation plans not approved by security holders:
Non Employee Director Stock Compensation Plan (2)	None	N/A	5,027
Total	4,764,000		7,997,786

(*)	Includes 1,515,445 shares authorized to be purchased under the 2002 Employee Stock Purchase Plan.

(1)	The 1988 Incentive Stock Plan and the 2002 Employee Stock Purchase Plan were approved by shareholders.

(2)	The Company has one plan that was not submitted for approval by the shareholders, the Non Employee Director Stock Compensation Plan. This plan provides that one half of the estimated annual compensation, as defined, for each non employee director shall be awarded in Common Stock with the value of the stock based on the market price on July 1 of the fiscal year in which the compensation is earned. This plan is being submitted for shareholder approval at the Annual Meeting of Shareholders on June 23, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in the Company’s 2005 Proxy Statement under the caption titled “Certain Transactions.” Such information is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in the Company’s 2005 Proxy Statement under the captions titled “Pre-Approval of Services Provided by the Company’s Independent Registered Public Accounting Firm” and “Principal Accounting Firm Fees.” Such information is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

3(ii)	By laws, as amended, filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1994.
4(i)	Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.
4(ii)	Reference is made to Article II, Article III Sections 1 and 15, Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By laws filed as Exhibit 3(ii) to this Form 10-K.
4(iii)
Rights Agreement dated as of December 30, 1988, between A.G. Edwards, Inc. and Boatmen’s Trust Company as Rights Agent (the “Rights Agreement”) filed as Exhibit 4 to the Registrant’s Form 8-K Report dated December 30, 1988.

4(iv)	Amendment No. 1 to the Rights Agreement dated May 24, 1991, filed as Exhibit 4(iv) to Registrant’s Form 10-K for the fiscal year ended February 29, 1992.
4(v)	Amendment No. 2 to the Rights Agreement dated June 22, 1995, filed with the Registrant’s Form 8-A/A (Amendment No. 1) on July 12, 1995.
4(vi)	Amendment No. 3 to the Rights Agreement dated July 11, 1997, filed as Exhibit 4(vi) to Registrant’s Form 10-K for the fiscal year ended February 28, 1998.
4(vii)	Amendment No. 4 dated December 15, 2000, to the Rights Agreement filed as Exhibit 4(vii) to Registrant’s Form 8-A/A (Amendment No. 2) on December 19, 2000.
10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) filed as Exhibit 10.3 to Registrant’s Form 8-K dated March 1, 2005.**

10.2	A.G. Edwards, Inc. Non Employee Director Stock Compensation Plan (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended November 30, 2003.**
10.3	A. G. Edwards, Inc. Retirement and Profit Sharing Plan filed as Exhibit 10.3 to this Form 10-K.**
10.4	A.G. Edwards, Inc. Corporate Executive Bonus Plan filed as Exhibit 10.4 to this Form 10-K.**
10.5	A.G. Edwards, Inc. 2004 Performance Plan for Executives filed as Exhibit 10.5 to Registrant’s Form 8-K dated March 1, 2005.**
10.6	A.G. Edwards, Inc. Excess Profit Sharing Plan filed as Exhibit 10.4 to Registrant’s Form 8-K dated March 1, 2005.**
11	Computation of per share earnings is set forth in Note 10 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share” in this Form 10-K.
14.1	A.G. Edwards, Inc. Code of Ethical Conduct filed as Exhibit 14.1 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.
14.2	A.G. Edwards, Inc. Financial Code of Ethical Conduct filed as Exhibit 14.2 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.
21	Registrant’s Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31(i)(a)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).
31(i)(b)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).
32(i)(a)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(i)(b)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Numbers correspond to document numbers in the Exhibit Table of Item 601 of Regulation S-K.

**	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.

(Registrant)

Date: May 4, 2005

By	/s/ Robert L. Bagby Robert L. Bagby Chairman of the Board, President and Chief Executive Officer

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

/s/ Robert L. Bagby Robert L. Bagby	Chairman of the Board, President and Chief Executive Officer	May 4, 2005
/s/ Ronald J. Kessler Ronald J. Kessler	Vice Chairman of the Board	May 4, 2005
/s/ Dr. E. Eugene Carter Dr. E. Eugene Carter	Director	May 4, 2005
/s/ Vicki B. Escarra Vicki B. Escarra	Director	May 4, 2005
/s/ Samuel C. Hutchinson Jr. Samuel C. Hutchinson Jr.	Director	May 4, 2005
/s/ Peter B. Madoff Peter B. Madoff	Director	May 4, 2005
/s/ Mark S. Wrighton Mark S. Wrighton	Director	May 4, 2005
/s/ Douglas L. Kelly Douglas L. Kelly	Treasurer, Chief Financial Officer and Secretary	May 4, 2005
/s/ Thomas H. Martin Jr. Thomas H. Martin Jr.	Controller	May 4, 2005
/s/ Joseph G. Porter Joseph G. Porter	Principal Accounting Officer	May 4, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Period
Year ended February 28, 2005, Deducted from asset account:
Allowance for doubtful accounts	$45,593	$2,262	$39,810	$8,045
Year ended February 29, 2004, Deducted from asset account:
Allowance for doubtful accounts	$44,508	$1,490	$405	$45,593
Year ended February 28, 2003, Deducted from asset account:
Allowance for doubtful accounts	$38,214	$9,661	$3,367	$44,508

(*)	Write-offs net of recoveries.

EXHIBIT INDEX

Exhibit	Description
10.3	A. G. Edwards, Inc. 2002 Retirement and Profit Sharing Plan (available upon request)
10.4	A. G. Edwards, Inc. Corporate Executive Bonus Plan (as amended and restated) (available upon request)
21	Registrant’s Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page of this Form 10-K)
31(i)(a)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a)
31(i)(b)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a)
32(i)(a)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(i)(b)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002