Form 10-Q
period 2005-05-31
EDWARDS A G INC
filed 2005-07-08
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2005			Commission file number 1-8527

A.G. EDWARDS, INC.

State of Incorporation: DELAWARE			I.R.S. Employer Identification No: 43-1288229

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

At June 30, 2005, there were 76,840,949 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	1

		Condensed Consolidated Statements of Earnings	2

		Condensed Consolidated Statements of Cash Flows	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management's Discussion and Analysis	9
		of Financial Condition and Results of
		Operations

	Item 3.	Quantitative and Qualitative Disclosures	15
		About Market Risk

	Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 2.	Changes in Securities, Use of Proceeds and Issuer	16
		Purchase of Equity Securities

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 6.	Exhibits	17

		SIGNATURES	18

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
	May 31,	February 28,
ASSETS	2005	2005
Cash and cash equivalents	$129,703	$209,039
Cash and government securities, segregated under
federal and other regulations	271,982	392,241
Securities purchased under agreements to resell	123,585	235,540
Securities borrowed	71,662	117,302
Receivables:
Customers, less allowance for doubtful
accounts of $8,503 and $8,045	2,332,655	2,236,170
Brokers, dealers and clearing organizations	154,160	38,901
Fees, dividends and interest	113,029	104,605
Securities inventory, at fair value:
State and municipal	270,812	190,150
U.S. Government and agencies	52,780	152,532
Corporate	56,950	57,521
Investments	352,663	337,394
Property and equipment, at cost, net of accumulated
depreciation and amortization of $728,468 and $715,328	493,885	503,976
Deferred income taxes	60,218	60,189
Other assets	54,631	52,237
	$4,538,715	$4,687,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$-	$16,400
Checks payable	282,672	299,120
Securities loaned	188,094	207,012
Payables:
Customers	711,632	749,901
Brokers, dealers and clearing organizations	841,959	735,738
Securities sold but not yet purchased, at fair value	59,895	36,439
Employee compensation and related taxes	215,933	440,833
Deferred compensation	218,704	223,821
Income taxes	9,999	7,378
Other liabilities	186,451	183,464
Total Liabilities	2,715,339	2,900,106
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	295,129	295,478
Retained earnings	2,174,838	2,137,114
	2,566,430	2,529,055
Less - Treasury stock, at cost (19,566,012 and 19,442,437 shares).	743,054	741,364
Total Stockholders' Equity	1,823,376	1,787,691
	$4,538,715	$4,687,797
See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 31,
	2005	2004
REVENUES:
Commissions	$247,126	$280,009
Asset management and service fees	250,295	218,923
Principal transactions	51,510	69,401
Investment banking	58,761	60,441
Interest	40,744	28,854
Other	6,716	8,926
Total Revenues	655,152	666,554
Interest expense	2,213	664
Net Revenues	652,939	665,890

NON-INTEREST EXPENSES:
Compensation and benefits	419,438	430,931
Communication and technology	55,357	66,131
Occupancy and equipment	34,105	34,776
Marketing and business development	21,024	23,123
Floor brokerage and clearance	5,256	5,200
Other	37,324	32,403
Total Non-Interest Expenses	572,504	592,564

EARNINGS BEFORE INCOME TAXES	80,435	73,326

INCOME TAXES	28,580	27,062

EARNINGS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	51,855	46,264

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF INCOME TAXES	2,768	-

NET EARNINGS	$54,623	$46,264

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$0.67	$0.57
Cumulative effect of accounting change, net
of income taxes	0.04	-

Earnings per diluted share	$0.71	$0.57

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$0.67	$0.58
Cumulative effect of accounting change, net
of income taxes	0.04	-

Earnings per basic share	$0.71	$0.58

Dividends per share	$0.16	$0.16

Average common and common equivalent
shares outstanding (in thousands):
Diluted	77,471	80,951
Basic	77,214	80,183

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$54,623	$46,264
Cumulative effect of accounting
change, net of income taxes	(2,768)	-
Other noncash items included in net earnings	16,355	51,507
Change in:
Cash and government securities, segregated	120,259	240,085
Net securities under resale
and repurchase agreements	111,955	19,369
Net securities borrowed and loaned	(4,719)	405
Net receivable from customers	(135,159)	(69,143)
Net payable to brokers, dealers
and clearing organizations	(9,038)	15,695
Fees, dividends and interest	(8,424)	(10,527)
Securities inventory, net	43,117	(22,979)
All other assets and liabilities	(251,895)	(222,220)
Net cash from operating activities	(65,694)	48,456

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(13,496)	(19,062)
Purchase of other investments	(8,829)	(4,542)
Proceeds from sale or maturity of other investments	8,499	1,450
Proceeds from sale of a subsidiary	-	10,830
Net cash from investing activities	(13,826)	(11,324)

Cash Flows from Financing Activities:
Short-term bank loans	(16,400)	(11,800)
Securities loaned	31,441	29,216
Employee stock transactions	15,509	2,132
Tax benefit associated with stock-based awards	2,722	-
Cash dividends paid	(12,213)	(12,774)
Purchase of treasury stock	(20,875)	(34,061)
Net cash from financing activities	184	(27,287)

Net (Decrease) Increase in Cash and Cash Equivalents	(79,336)	9,845
Cash and Cash Equivalents, Beginning of Period	209,039	107,565
Cash and Cash Equivalents, End of Period	$129,703	$117,410

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$24,850	$9,989
Interest, net of amounts capitalized of $258 and $412	1,903	563

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2005. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the three months ended May 31, 2005, are not necessarily indicative of the results for the year ending February 28, 2006. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation. The most significant reclassification relates to certain service fees received from certain money funds which were previously netted in other expenses and are now reflected in asset management and service fees.

STOCKHOLDERS' EQUITY

In November 2004, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding stock during the period from November 19, 2004, through December 31, 2006. In November 2002, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock during the period from January 1, 2003, through December 31, 2004. The Company purchased 498,399 shares at an aggregate cost of $20,875 during the three-month period ended May 31, 2005, and 914,069 shares at an aggregate cost of $34,061 during the three-month period ended May 31, 2004, under these authorizations. At May 31, 2005, the Company had up to 9,164,456 shares available for repurchase under the November 2004 stock repurchase authorization.

Comprehensive earnings for the three-month periods ended May 31, 2005, and 2004 were equal to the Company's net earnings.

EARNINGS PER SHARE

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended
	May 31,
	2005	2004

Earnings before cumulative effect of
accounting change	$51,855	$46,264
Cumulative effect of accounting change, net of income taxes	2,768	-

Net earnings available to common stockholders	$54,623	$46,264

Shares (in thousands):
Weighted average shares outstanding	77,214	80,183
Dilutive effect of employee stock plans	257	768
Total weighted average diluted shares	77,471	80,951

Diluted earnings per share:
Earnings before cumulative effect of
accounting change	$0.67	$0.57
Cumulative effect of accounting change, net of income taxes	0.04	-
Diluted earnings per share	$0.71	$0.57

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

Basic earnings per share:
Earnings before cumulative effect of
accounting change	$0.67	$0.58
Cumulative effect of accounting change, net of income taxes	0.04	-
Basic earnings per share	$0.71	$0.58

For the three-month periods ended May 31, 2005, and 2004, there were 1,281,817 and 2,434,302 options, respectively, that were antidilutive and thus not included in the above computations.

INCOME TAXES

The Company's effective tax rate was 35.6 percent for the first quarter of fiscal 2006 compared with 36.9 percent for the same period last year. The decrease in the rate was due to a $1,225 benefit from the resolution of certain tax matters.

EMPLOYEE STOCK PLANS

The Company grants options to employees utilizing two shareholder-approved plans: the 2002 Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code used to grant options to purchase the Company's stock at a discount from market value to a broad base of employees; the Incentive Stock Plan is a non-qualified plan used to grant options and restricted stock at market value to certain officers and key employees.

The Company amended the terms of its 2002 Employee Stock Purchase Plan effective October 1, 2004. The discount from the market for purchases under the plan was reduced to 5% from 15% and the look-back period for pricing the options issued under the plan was eliminated. As a result of these changes, the options granted under this plan are no longer considered compensatory for accounting and reporting purposes.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the Financial Accounting Standards Board ("FASB") in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock1Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized a $4,423 benefit ($2,768 after-tax) as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.04.

In addition, as a result of adopting SFAS No. 123R, the Company did not recognize any compensation expense in the current period for incentive stock awards as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Awards related to fiscal 2006 will not be issued until the end of the fiscal year and the related expense will be recognized over the subsequent vesting period, generally three years. The Company recognized compensation expense of $8,800 for the three months ended May 31, 2004, related to its incentive stock awards.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

Prior to March 1, 2005, the Company applied the provisions of APB No. 25 and its related interpretations to account for stock options and restricted stock granted under employee stock plans as allowed under SFAS No. 123. Under APB No. 25 and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company's net earnings and earnings per share for the three months ended May 31, 2004, would have been as follows:

Three Months Ended
5/31/04
Net earnings, as reported	$46,264
Add back compensation related to Incentive Stock Plans
included in net earnings	5,552
Deduct effect of stock option based employee
compensation, net of tax effects:
Employee Stock Purchase Plan	(3,887)
Incentive Stock Plan	(6,774)
Pro forma net earnings	$41,155
Earnings per share, as reported:
Diluted	$0.57
Basic	$0.58
Pro forma earnings per share:
Diluted	$0.51
Basic	$0.51

Pro forma net earnings	$41,155
Add back reduction in incentive compensation funding formulas	1,287
Pro forma net earnings after reduction for incentive compensation plans	$42,442
Diluted	$0.52
Basic	$0.53

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company's technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated $193,100, including internal development costs, to fund this program. Total costs through May 31, 2005, were $171,400, of which $48,700 was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. The remaining components of the project are expected to be completed during the remainder of fiscal year 2006. Since the conversion, an application service provider has provided the software and computer operations that support the Company's securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10,000 a year with an expected range of payments of between $18,000 and $22,000 a year. While the Company's migration of its back-office systems to an application service provider is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period of approximately 18 to 24 months. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company's reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the condensed consolidated balance sheet, statement of earnings or statement of cash flows of the Company, except that the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters concerning mutual funds and related regulatory and litigation matters as discussed in Item 3, "Legal Proceedings," included in the Company's Annual Report on Form 10-K for the year ended February 28, 2005, will not be material to the condensed consolidated financial condition of the Company but could be material to the operating results in one or more periods. Additionally, see Part II, Item 1,"Legal Proceedings," of this filing for further discussion on litigation.

NET CAPITAL REQUIREMENTS

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At May 31, 2005, Edwards' net capital of $644,407 was $597,065 in excess of the minimum requirement.

FINANCIAL INSTRUMENTS

Edwards receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, Edwards is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2005, the fair value of securities received as collateral where Edwards is permitted to repledge the securities was $2,925,374 and the fair value of the collateral that had been repledged was $274,206.

SALE OF SUBSIDIARY

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. ("CPI"), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI's management. The transaction price was $17,000 with $10,830 received immediately. As of May 31, 2005, $5,225 was still receivable, with annual payments scheduled to be received through March 2009. CPI had approximately 350 employees at the date of sale.

STOCKHOLDER RIGHTS PLAN

On June 23, 2005, the Board of Directors of the Company determined not to renew the Stockholder Rights Plan, which expired by its terms on June 25, 2005. The Board of Directors, however, reserved the right to adopt a stockholder rights plan without prior stockholder approval if the Board of Directors, including a majority of the independent directors, determines in light of the circumstances then existing that it is in the best interests of the Company and its stockholders. If a stockholder rights plan is adopted by the Board of Directors without prior stockholder approval, the Company has established a policy that such plan will expire within 12 months of its effective date unless ratified by the Company's stockholders.

A. G. EDWARDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies that SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company's condensed consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company's condensed consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Year references are to fiscal years ended February 28(29) unless otherwise specified)

Introduction

A.G. Edwards, Inc. is a St. Louis-based financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. ("Edwards"). A.G. Edwards, Inc. and its operating subsidiaries (collectively, the "Company"), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry's largest retail branch distribution systems with locations in 49 states, the District of Columbia, London, England and Geneva, Switzerland.

At May 31, 2005, the Company had 723 locations, up two from the end of fiscal 2005. The number of the Company's financial consultants at May 31, 2005 was 6,791, down 99 from the end of fiscal 2005. The total number of full-time employees at May 31, 2005 was 15,295, down 95 from the end of fiscal 2005.

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

During the first quarter of fiscal 2006, retail investors' activity was lackluster in the equity markets, as concerns about economic growth, earnings growth, energy prices and rising interest rates persisted throughout the period. The Dow Jones Industrial Average decreased 298 points (3 percent) to close the quarter at 10,468, the Standard & Poor's 500 Index decreased 12 points (1 percent) to close the quarter at 1,192, and the Nasdaq Composite Index increased 16 points (1 percent) to close the quarter at 2,068.

The Company generates revenues primarily through Edwards. These revenues can be categorized into four main components: transaction-based revenues, asset-management services, interest on margin accounts, and underwriting and management fees from investment-banking transactions.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity and fixed-income markets, as a dealer when the client purchases either fixed-income or equity securities from inventory, or from selling concessions when the client purchases newly issued securities in investment-banking transactions. The Company maintains inventories of fixed-income and equity securities to effect sales to clients and realized and unrealized gains and losses resulting from the sale and holding of securities positions for resale to clients are included in principal-transaction revenues. Additionally, the Company earns commissions from client transactions in mutual funds and insurance products. These revenues can be affected by trading volumes, by the dollar value of individual transactions, by market and economic conditions, and by investor sentiment because the Company's clients are primarily retail-oriented.

Revenues from asset-management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts. The Company manages client assets through the A.G. Edwards Trust Company FSB, a wholly owned subsidiary, and through Edwards' asset-management service. The Company offers a fee-based transaction account, known as Client Choice, and a non-discretionary advisory program known as Portfolio Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways, AGE Professional Fund Advisor and AGE Mutual Fund Marketplace. Additionally, the Company offers separately managed accounts, known as Private Advisor Service and Select Advisor, to provide clients access to third-party investment management and related consulting services, as well as Edwards' asset-management service.

Client assets in fee-based accounts increased $3.5 billion (13 percent) from the end of the first quarter of 2005. An analysis of changes in assets in fee-based accounts from May 31, 2004 to May 31, 2005 is detailed below (dollars in thousands):

Assets in fee-based Accounts	5/31/05	5/31/04	Increase

Fund advisory programs	$10,043,000	$7,470,000	34%

Separately managed accounts	11,109,000	10,704,000	4%

Company-managed and other fee-based accounts	9,495,000	8,990,000	6%

Total assets in fee-based accounts	$30,647,000	$27,164,000	13%

Interest revenue is derived primarily from financing clients' margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

Investment banking revenue results from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients in the case of exchange-traded funds and related products. Investment banking revenue varies depending on the number and size of transactions successfully completed.

The Company's primary expenses are compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company's financial consultants for transaction-based or asset-management services and incentive compensation, which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its non-compensation expenses more variable in nature, particularly those expenses related to its back-office systems. A significant step towards this objective was taken with the mid-May 2005 migration of the Company's core trade-processing operations to an application service provider.

During the first quarter of fiscal 2006, the Company experienced a decrease in net revenues but an increase in net earnings and earnings per share versus the same quarter last year. Net revenues decreased $13 million (2 percent), while net earnings increased $8 million (18 percent). Diluted earnings per share for the first quarter were $0.71 versus $0.57 for the year-ago period.

The Company's first-quarter results reflected an increase in client demand for fee-based products and services, as revenues from asset management and service fees increased $31 million (14 percent), reaching a new quarterly record for the Company. Meanwhile, the Company experienced a $24 million (4 percent) decline in expenses during the quarter, led mainly by lower compensation and communication and technology expenses.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). As a result of this adoption, the Company was required to recognize in the first quarter of 2006 a one-time $3 million, or $0.04 per diluted share, after-tax benefit ($0.03 per diluted share net of incentive compensation and income taxes), related to estimated future forfeitures of previously issued restricted-stock awards that were unvested as of March 1, 2005.

The 2006 first quarter results additionally reflect a $1 million benefit, or $0.02 per diluted share, resulting from the resolution of certain tax matters.

The following table illustrates the composition of the Company's net revenues for the three-month periods ended May 31, 2005, and May 31, 2004:

	2005	2004
Commissions	38%	42%
Asset management and service fees	38%	33%
Principal transactions	8%	10%
Investment banking	9%	9%
Net interest	6%	4%
Other	1%	2%

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

Results of Operations -- For the Three Months Ended May 31, 2005 vs. May 31, 2004

Commissions

The relatively flat trading volumes on the major stock exchanges along with greater client demand for fee-based products and services were reflected in the Company's commission revenues, which decreased $33 million (12 percent). Commissions from listed transactions decreased $11 million (9 percent) and over-the-counter transactions decreased $8 million (29 percent). Along with these declines, commissions from mutual fund purchases declined $8 million (11 percent). Decreased demand for variable annuities resulted in a $3 million (5 percent) decline in insurance revenues. Commissions from commodities and financial futures decreased $4 million (38 percent), also as a result of decreased client demand.

Asset Management and Service Fees

Asset-management and service-fee revenues increased $31 million (14 percent). Fees received in connection with client assets under third-party management, the Company's trust services and fee-based transaction accounts increased $14 million (19 percent), primarily as a result of an increase in the number of accounts choosing fee-based alternatives and the increased valuation of these accounts. Fees received from third-party mutual funds and insurance providers increased $18 million (22 percent) primarily reflecting increased asset values. Revenues from fees received in connection with the distribution of certain third-party money market funds offered by the Company decreased $3 million (8 percent) due to lower money-fund balances.

Principal Transactions

Revenues from principal transactions decreased $18 million (26 percent), reflecting a lower volume of fixed-income transactions, with more transactions in shorter-term securities given the current interest-rate environment. Revenue from the sale of municipal, government and corporate fixed-income securities decreased $14 million (29 percent). Revenue from the sale of corporate-equity securities decreased $4 million (19 percent) reflecting decreased activity in the over-the-counter equity markets.

Investment Banking

Revenues from investment-banking activities decreased $2 million (3 percent). Underwriting fees and selling concessions from corporate-equity transactions, along with management fees, decreased $1 million (1 percent). These changes were due to lower volume in the underwriting of a variety of closed-end funds and other equity products in interest-rate-sensitive sectors. Underwriting fees and selling concessions from corporate and government debt products declined $3 million (29 percent) due to reduced offerings of debt products due to a rising rate environment. However, underwriting fees and selling concessions from municipal debt products increased $2 million (38 percent) resulting from increased volume by municipal clients issuing new debt or refinancing existing debt.

Net Interest Revenue

Interest revenue, net of interest expense, increased $10 million (37 percent) mainly as a result of an increase in the prime rate, prompting higher interest rates charged on client-margin balances. These results were partially offset by lower average client-margin balances.

Other Revenue

Other revenue declined $2 million primarily because last year's first quarter included a $6 million September 11, 2001 business-interruption settlement. These results were partially offset by gains from private-equity investments.

Compensation and Benefits

Compensation and benefits decreased $11 million (3 percent) due in part to lower commissionable revenue, which caused commission expense to decline $18 million (8 percent).

The adoption of SFAS No. 123R resulted in no expense for stock awards being recognized in the first quarter of fiscal 2006. Fiscal year 2006 stock awards to be granted at year's end will be expensed over their vesting periods, generally three years, beginning in fiscal 2007. The operating results for last year's first quarter included restricted stock-award expense of $9 million.

These first quarter 2006 decreases were partially offset by administrative salaries and related benefits increasing $8 million (5 percent) and accruals related to discretionary profit sharing contributions increasing $5 million.

Communication and Technology

Communication and technology expenses decreased $11 million (16 percent). The decrease resulted in part from a $5 million (47 percent) decline in professional expenses for outside consultants working on the Company's Gateway Initiative. In addition, amortization and depreciation expenses declined $4 million (19 percent) resulting largely from lower amortization of the development costs associated with the Company's online account access service. In future quarters, depreciation and amortization expense will increase as a result of previously capitalized costs related to the Company's Gateway Initiative (See "Liquidity and Capital Resources"). The current quarter included depreciation and amortization expense of $1 million related to the Gateway Initiative while it is estimated that future quarters will include approximately $2 million.

Marketing and Business Development

Marketing and business development decreased $2 million (9 percent) primarily as a result of a $3 million (17 percent) decline in advertising expenses associated with the Company's branding initiative. While the amount has not been determined with certainty, the Company expects its branding initiative to cost approximately $20 million annually, with fluctuations from quarter to quarter.

All Other Expenses

All remaining expenses increased $4 million (6 percent) largely driven by legal and consulting service expenses increasing $4 million (33 percent) for additional resources needed to address various regulatory changes, investigations and legal matters.

Income Taxes

The Company's effective tax rate was 35.6 percent for the first quarter of fiscal 2006 compared with 36.9 percent for the same period last year. The decrease in the rate was due to a $1 million benefit from the resolution of certain tax matters.

Litigation and Regulatory Matters

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company's reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the condensed consolidated balance sheet, statement of earnings or statement of cash flows of the Company, except that the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters concerning mutual funds and related regulatory and litigation matters as discussed in Item 3, "Legal Proceedings," included in the Company's Annual Report on Form 10-K for the year ended February 28, 2005, will not be material to the condensed consolidated financial condition of the Company but could be material to the operating results in one or more periods. Additionally, see Part II, Item 1,"Legal Proceedings," of this filing for further discussion on litigation.

Investment Advisers Act

The SEC adopted rules effective April 15, 2005, with compliance dates between April 15, 2005, and October 24, 2005, concerning when broker-dealers providing advice will and will not be exempted from the Investment Advisers Act of 1940 (the "Advisers Act"). The rules will require additional disclosures for certain brokerage accounts at Edwards and may make certain accounts and services subject to the Advisers Act that were not previously subject to the act or require changes in such accounts and services. Accounts and services subject to the Advisers Act are subject, among other things, to additional disclosures, a fiduciary standard of care and restrictions on certain transactions. The Company is still evaluating the effect of the rules on the Company's business accounts and services.

Liquidity and Capital Resources

The Company's assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company's total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company's business are stockholders' equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $58 million and $38 million and average securities-lending arrangements of $129 million and $222 million for the quarters ended May 31, 2005 and 2004, respectively, were primarily used to finance customer receivables.

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company's technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated $193,100, including internal development costs, to fund this program. Total costs through May 31, 2005, were $171,400, of which $48,700 was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. The remaining components of the project are expected to be completed during the remainder of fiscal year 2006. Since the conversion, an application service provider has provided the software and computer operations that support the Company's securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10,000 a year with an expected range of payments of between $18,000 and $22,000 a year. While the Company's migration of its back-office systems to an application service provider is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period of approximately 18 to 24 months. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

In November 2004, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company's Board of Directors authorized the repurchase of up to 10 million shares of the Company's outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 498,399 shares at an aggregate cost of $21 million during the three-month period ended May 31, 2005 and purchased 914,069 shares at an aggregate cost of $34 million during the three-month period ended May 31, 2004. At May 31, 2005, the Company had up to 9,164,456 shares available to be purchased under the November 2004 stock repurchase authorization.

The Company has committed $126 million to various private equity partnerships, of which $43 million remained unfunded at May 31, 2005. These commitments are subject to calls by the partnerships as funds are needed.

There were no material changes to the Company's long-term commitments or obligations table as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently the Company, with certain limitations, has access to $1.1 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At May 31, 2005, Edwards' net capital of $644 million was $597 million in excess of the minimum requirement.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving a higher degree of complexity and judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 28, 2005. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2005, for a comprehensive listing of significant accounting policies.

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

Recent Accounting Pronouncements

See Notes to Condensed Consolidated Financial Statements of this filing for discussion of recent accounting pronouncements.

Forward-Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, regulatory changes and actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, the impact of outsourcing agreements, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment," and implementation and effects of expense-reduction strategies. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter, there were no material changes to the Company's legal, credit or market risk. The Company's operational risk profile did materially change in the first quarter as a result of the conversion of the software and computer operations that support the Company's securities-processing functions to an application service provider. In order to mitigate risks associated with the conversion, the Company established new policies and procedures specific to the new technology environment.

Item 4.	CONTROLS AND PROCEDURES
Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management has designed and implemented disclosure controls and procedures to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. The Company's management, including the CEO and CFO, does not expect that these disclosure controls and procedures will prevent or detect all errors or fraud. Disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system's objectives will be met. See Item 9A, as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2005, for a more detailed discussion regarding disclosure controls and procedures.

In addition, the Company migrated to an application service provider during the period covered by this report. The application service provider is supplying the software and computer operations that support the Company's securities processing functions. Securities processing is a significant business process affecting a number of the Company's significant financial statement accounts. In addition, the services provided are a part of the Company's information systems. As such, they are part of the information and communication component of the Company's internal control over financial reporting. For these reasons, the CEO and CFO have concluded the migration to the application service provider has materially affected the Company's internal control over financial reporting. The CEO and CFO have also determined that subsequent to the migration, the Company's internal control over financial reporting, as modified, continued to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

The following information supplements the discussion in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended February 28, 2005.

Employment Litigation

Edwards is a defendant in a complaint filed in the United States District Court for the Southern District of California that seeks to be a class action on behalf of all financial consultants and trainees who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants, including trainees, on the basis that the financial consultants should be classified as non-exempt employees under California law, restitution of amounts that were deducted from commissions owed to financial consultants to repay advances made in prior months, payment for meal rest breaks to which financial consultants are claimed to be entitled, and reimbursement for certain alleged business-related expenses paid by financial consultants. Several other financial services firms have been sued in California in similar actions.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the three months ended May 31, 2005:

				Maximum
			Total Number	Number of
			of Shares	Shares
			Purchased as	that May
	Total		Part of	Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plan	Plan

March	162,825	$44.28	162,825	9,500,030
(3/1/05 - 3/31/05)
April	153,383	$40.99	153,383	9,346,647
(4/1/05 - 4/30/05)
May	182,191	$40.50	182,191	9,164,456
(5/1/05 - 5/31/05)

Total	498,399	$41.88	498,399

Item 4:	Submission of Matters to A Vote of Security Holders

	At the Company's Annual Meeting of Stockholders on June 23, 2005, stockholders approved the following nominations and proposals:

				Votes	Votes
			Votes For	Against	Withheld
	Nominations for director:*

	Samuel C. Hutchinson, Jr.		55,448,055		2,804,490
	Ronald J. Kessler		55,519,053		2,733,493

Previously elected directors:
(See 2005 Proxy Statement for directors' terms)

Robert L. Bagby
Dr. E. Eugene Carter
Vicki B. Escarra
Peter B. Madoff
Mark S. Wrighton

	To approve the amendment of the A.G. Edwards, Inc. 1988 Incentive Stock Plan		38,817,263	14,028,231	259,520

	To approve the amendment of the A.G. Edwards, Inc. 2002 Employee Stock Purchase Plan		47,831,717	5,043,026	230,271

	To approve the adoption of A.G. Edwards, Inc. Non-Employee Director Stock Compensation Plan		47,331,845	5,368,510	404,659

	Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm*		56,322,943	1,781,379	148,223

	A total of 58,252,546 shares were present in person or by proxy at the Annual Meeting.

	*Includes broker non-votes.

Item 6:	Exhibits

Exhibits

10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended).

10.2	A.G. Edwards, Inc. Non-Employee Director Stock Compensation Plan (as amended).

10.3	A.G. Edwards, Inc. 2002 Employee Stock Purchase Plan (as amended).

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 8, 2005	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 8, 2005	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer

-18-