Form 10-Q
period 2005-08-31
EDWARDS A G INC
filed 2005-10-11
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 1-8527

A.G. EDWARDS, INC.

______________

State of Incorporation: DELAWARE	I.R.S. Employer Identification No: 43-1288229

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant’s telephone number, including area code: (314) 955-3000

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At September 30, 2005, there were 76,699,193 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition	12
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	17
		Market Risk

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	18

	Item 2.	Changes in Securities, Use of Proceeds and Issuer	19
		Purchase of Equity Securities

	Item 6.	Exhibits	20

		SIGNATURES	21

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
	August 31,	February 28,
	2005	2005

ASSETS
Cash and cash equivalents	$129,559	$209,039
Cash and government securities, segregated under
federal and other regulations	344,581	392,241
Securities purchased under agreements to resell	82,799	235,540
Securities borrowed	107,961	117,302
Receivables:
Customers, less allowance for doubtful
accounts of $7,096 and $8,045	2,096,267	2,236,170
Brokers, dealers and clearing organizations	42,519	38,901
Fees, dividends and interest	130,395	104,605
Securities inventory, at fair value:
State and municipal	284,507	190,150
Government and agencies	48,534	152,532
Corporate	48,886	57,521
Investments	358,414	337,394
Property and equipment, at cost, net of accumulated
depreciation and amortization of $752,447 and $715,328	485,673	503,976
Deferred income taxes	82,184	60,189
Other assets	45,413	52,237

	$ 4,287,692	$ 4,687,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$102,400	$16,400
Checks payable	227,271	299,120
Securities loaned	187,375	207,012
Payables:
Customers	1,009,784	749,901
Brokers, dealers and clearing organizations	120,584	735,738
Securities sold but not yet purchased, at fair value	38,557	36,439
Employee compensation and related taxes	313,899	440,833
Deferred compensation	224,152	223,821
Income taxes	17,444	7,378
Other liabilities	190,955	183,464

Total Liabilities	2,432,421	2,900,106

Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	-	-
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	296,300	295,478
Retained earnings	2,209,306	2,137,114

	2,602,069	2,529,055
Less - Treasury stock, at cost (19,699,986 and 19,442,437 shares)	746,798	741,364

Total Stockholders’ Equity	1,855,271	1,787,691

	$ 4,287,692	$ 4,687,797

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2005	2004	2005	2004

REVENUES:
Commissions	$249,840	$232,038	$496,966	$512,047
Asset management and service fees	257,874	219,304	508,169	438,227
Principal transactions	52,319	70,999	103,829	140,400
Investment banking	67,821	57,872	126,582	118,313
Interest	42,184	30,002	82,928	58,856
Other	4,759	4,753	11,475	13,679

Total Revenues	674,797	614,968	1,329,949	1,281,522
Interest expense	2,261	699	4,474	1,363

Net Revenues	672,536	614,269	1,325,475	1,280,159

NON-INTEREST EXPENSES:
Compensation and benefits	437,060	400,090	856,498	831,021
Communication and technology	60,493	58,914	115,850	125,045
Occupancy and equipment	37,281	35,268	71,386	70,044
Marketing and business development	18,072	14,350	39,096	37,473
Floor brokerage and clearance	4,673	5,723	9,929	10,923
Other	36,410	36,800	73,734	69,203

Total Non-Interest Expenses	593,989	551,145	1,166,493	1,143,709

EARNINGS BEFORE INCOME TAXES	78,547	63,124	158,982	136,450
INCOME TAXES	28,709	22,496	57,289	49,558

EARNINGS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	$49,838	$40,628	$101,693	$86,892
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE, NET OF INCOME TAXES	-	-	2,768	-

NET EARNINGS	$49,838	$40,628	$104,461	$86,892

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$0.64	$0.52	$1.31	$1.09
Cumulative effect of accounting change, net of income taxes	-	-	0.04	-

Earnings per diluted share	$0.64	$0.52	$1.35	$1.09

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$0.65	$0.52	$1.31	$1.10
Cumulative effect of accounting change, net of income taxes	-	-	0.04	-

Earnings per basic share	$0.65	$0.52	$1.35	$1.10

Dividends per share	$0.16	$0.16	$ 0.32	$ 0.32

Weighted average common and common equivalent
shares outstanding:
Diluted	77,358	79,156	77,414	80,053

Basic	77,052	78,305	77,133	79,188

See Notes to Condensed Consolidated Financial Statements.

A. G. EDWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2005	2004

Cash Flows from Operating Activities:
Net earnings	$104,461	$86,892
Cumulative effect of accounting change, net of income taxes	(2,768)	-
Other noncash items included in net earnings	17,959	82,380
Change in:
Cash and government securities, segregated	47,660	232,166
Net securities under resale and repurchase agreements	152,741	22,355
Net securities borrowed and loaned	(67,462)	36,782
Net receivable from customers	399,092	(333,536)
Net payable to brokers, dealers
and clearing organizations	(618,772)	21,265
Fees, dividends and interest receivable	(25,790)	(16,734)
Securities inventory, net	20,394	83,157
All other assets and liabilities	(188,278)	(131,891)

Net cash from operating activities	(160,763)	82,836

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(31,773)	(39,636)
Purchase of other investments	(13,152)	(7,192)
Proceeds from sale or maturity of other investments	16,162	3,348
Proceeds from sale of a subsidiary	-	10,830

Net cash from investing activities	(28,763)	(32,650)

Cash Flows from Financing Activities:
Short-term bank loans, net	86,000	144,700
Securities loaned	57,166	(13,386)
Employee stock transactions	33,031	2,074
Tax benefit associated with stock-based awards	3,288	-
Cash dividends paid	(24,509)	(25,499)
Purchase of treasury stock	(44,930)	(124,559)

Net cash from financing activities	110,046	(16,670)

Net (Decrease) Increase in Cash and Cash Equivalents	(79,480)	33,516
Cash and Cash Equivalents, Beginning of Period	209,039	107,565

Cash and Cash Equivalents, End of Period	$129,559	$141,081

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$67,493	$14,297
Interest, net of amounts capitalized of $324 and $225	4,293	1,172

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2005. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the six months ended August 31, 2005, are not necessarily indicative of the results for the year ending February 28, 2006. Where appropriate, prior period financial information has been reclassified to conform to the current-period presentation.

2. STOCKHOLDERS' EQUITY

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period from January 1, 2003, through December 31, 2004. The Company purchased 985,464 shares at an aggregate cost of $42,315 during the six-month period ended August 31, 2005, and 3,641,479 shares at an aggregate cost of $124,559 during the six-month period ended August 31, 2004, under these authorizations. At August 31, 2005, the Company had up to 8,677,391 shares available for repurchase under the November 2004 stock repurchase authorization.

Additionally, in May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period from May 24, 2005, through May 31, 2008. The Company purchased 59,556 shares at an aggregate cost of $2,615 during the six-month period ended August 31, 2005. At August 31, 2005, the Company had up to 4,940,444 shares available for repurchase under this authorization.

Comprehensive earnings for the three-month and the six-month periods ended August 31, 2005 and 2004, respectively, were equal to the Company's net earnings.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

3. EARNINGS PER SHARE

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2005	2004	2005	2004

Earnings before cumulative effect of
accounting change	$49,838	$40,628	$101,693	$86,892
Cumulative effect of accounting
change, net of income taxes	-	-	2,768	-

Net earnings available to common stockholders	$49,838	$40,628	$104,461	$86,892

Shares:
Weighted average shares outstanding	77,052	78,305	77,133	79,188
Dilutive effect of employee stock plans	306	851	281	865

Total weighted average diluted shares	77,358	79,156	77,414	80,053

Diluted earnings per share:
Earnings before cumulative effect of
accounting change	$0.64	$0.52	$1.31	$1.09
Cumulative effect of accounting change, net of income taxes	-	-	0.04	-

Diluted earnings per share	$0.64	$0.52	$1.35	$1.09

Basic earnings per share:
Earnings before cumulative effect of
accounting change	$0.65	$0.52	$1.31	$1.10
Cumulative effect of accounting change,
net of income taxes	-	-	0.04	-

Basic earnings per share	$0.65	$0.52	$1.35	$1.10

				.

For the three-month and six-month periods ended August 31, 2005, there were 349,723 options that were considered antidilutive and thus not included in the above calculation. For both the three-month and the six-month periods ended August 31, 2004, there were 3,255,690 and 2,431,109 options, respectively, that were considered antidilutive and thus not included in the above calculation.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

4. EMPLOYEE STOCK PLANS

The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The Incentive Stock Plan is a non-qualified plan used to grant options and restricted stock at market value to certain officers and key employees.

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

The Company’s Board of Directors authorized up to 1,875,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. These shares are exercisable in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 210,006 shares at an average price of $42.59 during the three-month period ended August 31, 2005. Employees purchased an aggregate of 490,007 shares at an average price of $40.82 during the six-month period ended August 31, 2005. Treasury shares were utilized for all of the shares issued.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board ("FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock–Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

In addition, as a result of adopting SFAS No. 123R, the Company did not recognize any compensation expense in the current period for incentive stock awards as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Awards related to fiscal 2006 will not be granted until the end of the fiscal year and the related expense will be recognized over the subsequent vesting period, generally three years. The Company recognized compensation expense of $6,900 and $15,700 for the three-month and six-month periods ended August 31, 2004, respectively.

Prior to March 1, 2005, the Company applied the provisions of APB No. 25 and its related interpretations to account for stock options and restricted stock granted under employee stock plans as allowed under SFAS No. 123. Under APB No. 25 and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share for the three-month and six-month periods ended August 31, 2004, respectively, would have been as follows:

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months	Six Months
	Ended August 31,	Ended August 31,
	2004	2004

Net earnings, as reported	$40,628	$ 86,892

Add back compensation related to the Incentive Stock Plan
included in net earnings	4,394	9,998
Deduct effect of stock option based employee
compensation, net of tax effects:
Employee Stock Purchase Plan	(4,153)	(8,040)
Incentive Stock Plan	(5,729)	(12,668)

Pro forma net earnings	$35,140	$ 76,182

Earnings per share, as reported:
Diluted	$0.52	$1.09

Basic	$0.52	$1.10

Pro forma earnings per share:
Diluted	$0.44	$0.95

Basic	$0.45	$0.96

Pro forma net earnings	$35,140	$ 76,182
Add back reduction in incentive compensation
funding formulas	1,425	2,857

Pro forma net earnings after reduction for incentive
compensation plans	$36,565	$ 79,039

Diluted	$0.46	$0.99

Basic	$0.47	$1.00

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company's technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated $192,900, including internal development costs, to fund this program. Total costs through August 31, 2005, were $175,700, of which $48,700 was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. The remaining components of the project are expected to be completed during the remainder of fiscal year 2006. Since the conversion, an application service provider has provided the software and computer operations that support substantially all of the Company's securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10,000 a year with an expected range of payments of between $18,000 and $22,000 a year.

While the Company's migration of its back-office systems to an application service provider is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 15 to 21 months remaining. The full benefit of the Gateway Initiative will not be realized until after this transition is completed.

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the condensed consolidated financial condition of the Company but could be material to its operating results in one or more future periods.

6. NET CAPITAL REQUIREMENTS

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission ("SEC"). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At August 31, 2005, Edwards’ net capital of $656,759 was $613,541 in excess of the minimum requirement.

7. FINANCIAL INSTRUMENTS

Edwards receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, Edwards is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At August 31, 2005, the fair value of securities received as collateral where Edwards is permitted to repledge the securities was $2,833,803 and the fair value of the collateral that had been repledged was $503,871.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

8. SALE OF SUBSIDIARY

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. ("CPI"), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI's management. The transaction price was $17,000 with $10,830 received immediately. As of August 31, 2005, $4,886 was still receivable, with annual payments scheduled to be received through March 2009.

9. STOCKHOLDER RIGHTS PLAN

On June 23, 2005, the Board of Directors of the Company determined not to renew the Stockholder Rights Plan, which expired by its terms on June 25, 2005. The Board of Directors, however, reserved the right to adopt a stockholder rights plan without prior stockholder approval if the Board of Directors, including a majority of the independent directors, determines in light of the circumstances then existing that it is in the best interests of the Company and its stockholders. If a stockholder rights plan is adopted by the Board of Directors without prior stockholder approval, the Company has established a policy that such plan will expire within 12 months of its effective date unless ratified by the Company’s stockholders.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, " ("EITF 04-5"). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 became effective after June 29, 2005 for all new limited partnership agreements and any limited partnership agreements that are modified. During the period ended August 31, 2005, the Company did not enter into any new limited partnership agreements and no existing limited partnership agreements were modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The Company is currently assessing the impact the adoption of EITF 04-5 for existing partnerships will have on the Company’s condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Year references are to fiscal years ended February 28(29) unless otherwise specified)

Introduction

A.G. Edwards, Inc. is a St. Louis-based financial services holding company whose primary subsidiary is the national brokerage firm of A.G. Edwards & Sons, Inc. (“Edwards”). A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems with locations in all 50 states, the District of Columbia, London, England and Geneva, Switzerland.

At August 31, 2005, the Company had 727 locations, up six from the end of fiscal 2005. The number of the Company’s financial consultants at August 31, 2005 was 6,796, down 94 from the end of fiscal 2005. The total number of full-time employees at August 31, 2005 was 15,357, down 33 from the end of fiscal 2005.

Executive Summary

Many factors affect the Company’s net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from period to period.

While retail investors increased their investment activity in equities during the latter part of the first half of fiscal 2006, concerns continued with regard to energy prices and rising interest rates. Fiscal year to date, the Dow Jones Industrial Average decreased 284 points (3 percent) to close the quarter at 10,482, the Standard & Poor’s 500 Index increased 16 points (1 percent) to close the quarter at 1,220, and the Nasdaq Composite Index increased 100 points (5 percent) to close the quarter at 2,152.

The Company generates revenues primarily through Edwards. These revenues can be categorized into four main components: transaction-based revenues, asset-management services, investment-banking transactions and interest revenue.

Transaction-based revenues are driven from the purchase or sale of securities by clients for their accounts. The Company earns commissions for acting as an agent for the client in the equity and fixed-income markets, as a dealer when the client purchases either fixed-income or equity securities from inventory, or from selling concessions when the client purchases newly issued securities in investment-banking transactions. The Company maintains inventories of fixed-income and equity securities to effect sales to clients; realized and unrealized gains and losses resulting from the sale and holding of securities positions for resale to clients are included in principal-transaction revenues. Additionally, the Company earns commissions from client transactions in mutual funds and insurance products. These revenues can be affected by trading volumes, by the dollar value of individual transactions, by market and economic conditions, and by investor sentiment because the Company’s clients are primarily retail-oriented.

Revenues from asset-management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts. The Company manages client assets through the A.G. Edwards Trust Company FSB, a wholly owned subsidiary, and through Edwards’ asset-management service. The Company offers a fee-based brokerage account, known as Client Choice, and a non-discretionary advisory program known as Portfolio Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways and AGE Professional Fund Advisor. The Company offers separately managed accounts, known as Private Advisor Service and Select Advisor, to provide clients access to third-party investment management and related consulting services. Additionally, effective October 1, 2005, the Company incorporated a new subsidiary known as Gallatin Asset Management, Inc. (“Gallatin”), with the intent of combining Edwards’ asset management service and Edwards’ asset-manager research and performance-evaluation functions. Gallatin will provide separately managed accounts and other services to Edwards and market its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions. Gallatin will receive a management fee for its services.

Client assets in fee-based accounts increased $5 billion (19 percent) from the end of the second quarter of 2005. An analysis of changes in assets in fee-based accounts from August 31, 2004 to August 31, 2005 is detailed below (dollars in thousands):

Assets in fee-based accounts	August 31, 2005	August 31, 2004	Increase

Fund advisory programs	$11,472,000	$7,801,000	47%
Separately managed accounts	11,478,000	10,663,000	8%
Company-managed and
other fee-based accounts	9,687,000	8,956,000	8%

Total assets in fee-based
accounts	$32,637,000	$27,420,000	19%

Investment-banking revenue results primarily from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients of Edwards in the case of exchange-traded funds and related products. Investment-banking revenue varies depending on the number and size of transactions successfully completed and generally is received in the form of underwriting fees or selling concessions. Additionally, the Company receives fees for financial advisory services, including advice on mergers and acquisitions, restructurings, and other strategic advisory needs.

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based on the amount of client margin balances and the rate of interest charged on these balances.

The Company’s expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company’s financial consultants for transaction-based or asset-management services and incentive compensation, which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its non-compensation expenses more variable in nature, particularly those expenses related to its back-office systems. A significant step toward this objective was taken with the mid-May 2005 migration of the Company’s core trade-processing operations to an application service provider.

During the first six months of fiscal 2006, the Company experienced an increase in net revenues, net earnings and diluted earnings per share versus the same period last year. Net revenues increased $45 million (4 percent), while net earnings increased $18 million (20 percent). Diluted earnings per share for the first six months were $1.35 versus $1.09 for the year-ago period. The Company’s pre-tax margin for the three-month period ended August 31, 2005 was 11.7 percent, up from 10.3 percent for the same period last year. The Company’s pre-tax profit margin for the six-month period ended August 31, 2005 was 12.0 percent, up from 10.7 percent for the same period last year. The Company’s first half results benefited from increasing client interest in fee-based products and services, combined with a decline in communication and technology expenses.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). As a result of this adoption, the Company was required to recognize in the first quarter of 2006 a one-time, $3 million, or $0.04 per diluted share, after-tax benefit ($0.03 per diluted share net of incentive compensation and income taxes), related to estimated future forfeitures of previously issued restricted-stock awards that were unvested as of March 1, 2005.

The 2006 year-to-date results additionally reflected a $1 million benefit, or $0.02 per diluted share, resulting from the resolution of certain tax matters.

The following table illustrates the composition of the Company’s net revenues for the six-month periods ended August 31, 2005, and August 31, 2004:

	2005	2004
Commissions	37%	40%
Asset management and service fees	38%	34%
Principal transactions	8%	11%
Investment banking	10%	9%
Net interest	6%	5%
Other	1%	1%

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

Results of Operations – For the Six Months Ended August 31, 2005 vs. August 31, 2004

Commissions

Greater client interest in fee-based products and services, along with lower client interest in equities, insurance products and individual mutual funds, combined to cause a decrease in the Company’s commission revenues by $15 million (3 percent). While commissions from listed transactions increased $6 million (3 percent), commissions in over-the-counter transactions decreased $7 million (16 percent). Commissions from mutual fund purchases declined $7 million (5 percent), and insurance revenues declined $4 million (4 percent). Commissions from commodities and financial futures declined $3 million (23 percent), also as a result of decreased client interest.

Asset Management and Service Fees

Asset-management and service-fee revenues increased $70 million (16 percent). Fees received in connection with client assets under third-party management and the Company’s trust services and fee-based transaction accounts increased $28 million (18 percent), primarily as a result of an increase in the number of accounts choosing fee-based alternatives and the increased valuation of these accounts. Fees received from third-party mutual funds, managed futures and insurance providers increased $40 million (17 percent) primarily reflecting increased asset values.

Principal Transactions

Revenues from principal transactions decreased $37 million (26 percent), reflecting a lower volume of fixed-income transactions, with more transactions in shorter-term securities given the current interest-rate environment. Revenue from the sale of municipal, government and corporate fixed-income securities decreased $36 million (35 percent).

Investment Banking

Revenues from investment-banking activities increased $8 million (7 percent). Underwriting fees and selling concessions from corporate-equity transactions, along with management fees, increased $10 million (10 percent), as the Company experienced a resurgence in its underwriting of equity products from a number of different sectors. Additionally, underwriting fees and selling concessions from municipal debt products increased $4 million (50 percent) resulting from increased volume by municipal clients issuing new debt or refinancing existing debt. Underwriting fees and selling concessions from corporate and government debt products declined $5 million (29 percent) due to reduced offerings of debt products.

Net Interest Revenue

Interest revenue net of interest expense increased $21 million (36 percent) resulting largely from an increase in the prime rate, prompting higher interest rates charged on client-margin balances. These results were partially offset by lower average client-margin balances.

Other Revenue

Other revenue declined $2 million (16 percent) primarily because last year’s results included a $6 million September 11, 2001 business-interruption settlement. These results were partially offset by an increase in gains from private-equity investments.

Compensation and Benefits

Compensation and benefits expenses increased $25 million (3 percent). The Company’s increased profitability largely prompted a $20 million (20 percent) increase in incentive compensation. Commission expense increased $2 million (1 percent) as a result of higher commissionable revenue. Administrative salaries and related benefits increased $17 million (6 percent).

Additionally, the adoption of SFAS No. 123R resulted in no expense for stock awards being recognized in the first half of fiscal 2006. Fiscal year 2006 stock awards to be granted at year’s end will be expensed over their vesting period, generally three years, beginning in fiscal 2007. The operating results for last year’s first six months included restricted stock-award expense of $16 million.

Communication and Technology

Communication and technology expenses decreased $9 million (7 percent). The decrease resulted in part from a $14 million (56 percent) decline in professional expenses for outside consultants working on the Company’s Gateway Initiative. These decreases were partially offset by $4 million in trade-processing expenses subsequent to the conversion of the Company’s trade-processing operations to an application service provider.

Marketing and Business Development

Marketing and business development expenses increased $2 million (4 percent) primarily as a result of a $2 million (12 percent) increase in advertising expenses associated with the Company’s branding initiative and other business promotion expenses. While the amount has not been determined with certainty, the Company expects its branding initiative to cost approximately $20 million annually, with fluctuations from quarter to quarter.

All Other Expenses

All remaining expenses increased $5 million (3 percent) largely driven by legal and consulting services expenses increasing $8 million (35 percent) for additional resources needed to address various regulatory changes, investigations and legal matters. This increase was partially offset by a $4 million (26 percent) decline in accruals and payments for legal matters.

Results of Operations – For the Three Months Ended August 31, 2005 vs. August 31, 2004

Net earnings for the quarter ended August 31, 2005, were $50 million on net revenues of $673 million compared to net earnings of $41 million on net revenues of $614 million for the same period a year ago. The explanation for revenue and expense fluctuations for the six-month period are generally applicable to the three-month period, except as noted below.

Commissions

Commission revenues increased $18 million (8 percent) primarily resulting from increased investor activity in individual equities.

Compensation and Benefits

Compensation and benefit expenses increased $37 million (9 percent). The overall increase reflected, in part, a $20 million (10 percent) increase in commission expense due to higher commissionable revenue. The Company’s increased profitability and accruals for changes to certain incentive-compensation plans resulted in a $14 million (30 percent) increase in incentive compensation. Administrative salaries and related benefits increased $9 million (6 percent). Additionally, the adoption of SFAS No. 123R resulted in no expense for stock awards being recognized in the second quarter of 2006. The operating results for last year’s second quarter included restricted stock-award expense of $7 million.

Communication and Technology

Communication and technology expenses increased $2 million (3 percent) due in part to a $3 million increase in trade-processing expenses subsequent to the conversion of the Company’s trade-processing operations to an application service provider.

Litigation and Regulatory Matters

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the condensed consolidated financial condition of the Company but could be material to its operating results in one or more future periods.

Investment Advisers Act

The Securities and Exchange Commission (“SEC”) adopted rules effective April 15, 2005, with compliance dates between April 15, 2005, and January 31, 2006, concerning when broker-dealers providing advice will and will not be exempted from the Investment Advisers Act of 1940 (the “Advisers Act”). The rules will require additional disclosures for certain brokerage accounts at Edwards and may make certain accounts and services subject to the Advisers Act that were not previously subject to the act or require changes in such accounts and services. Accounts and services subject to the Advisers Act are subject, among other things, to additional disclosures, and a fiduciary standard of care and restrictions on certain transactions. The Company is still evaluating the effect of the rules on the Company’s business accounts and services.

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company's total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $46 million and $45 million and average securities-lending arrangements of $138 million and $197 million for the quarters ended August 31, 2005 and 2004, respectively, were primarily used to finance customer margin transactions.

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company's technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated $193 million, including internal development costs, to fund this program. Total costs through August 31, 2005, were $176 million, of which $49 million was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. The remaining components of the project are expected to be completed during the remainder of fiscal year 2006. Since the conversion, an application service provider has provided the software and computer operations that support the Company's securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10 million a year with an expected range of payments of between $18 million and $22 million a year. While the Company's migration of its back-office systems to an application service provider is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 15 to 21 months remaining. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 985,464 shares at an aggregate cost of $42 million during the six-month period ended August 31, 2005 and purchased 3,641,479 shares at an aggregate cost of $125 million during the six-month period ended August 31, 2004. At August 31, 2005, the Company had up to 8,677,391 shares available for repurchase under the November 2004 stock repurchase authorization.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 59,556 shares at an aggregate cost of $3 million during the six-month period ended August 31, 2005. At August 31, 2005, the Company had up to 4,940,444 shares available for repurchase under this authorization.

The Company has committed $117 million to various private equity partnerships, of which $39 million remained unfunded at August 31, 2005. These commitments are subject to calls by the partnerships as funds are needed.

There were no material changes to the Company’s long-term commitments or obligations table as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At August 31, 2005, Edwards’ net capital of $657 million was $614 million in excess of the minimum requirement.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving a higher degree of complexity and judgment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2005, for a comprehensive listing of significant accounting policies.

In addition to those estimates referred to above, the Company's employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company's employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal year results and paid at year end. The Company's incentive compensation accruals are primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formulas, and may revise these accruals for any anticipated discretionary changes.

Recent Accounting Pronouncements

See Note 10 of this filing for discussion of recent accounting pronouncements.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, regulatory changes and actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, the impact of outsourcing agreements, the adoption of SFAS No. 123R, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter and first six months of fiscal 2006, there were no material changes to the Company's legal, credit or market risk. The Company's operational risk profile did materially change in the first quarter as a result of the conversion of the software and computer operations that support the Company's securities-processing functions to an application service provider. In order to mitigate risks associated with the conversion, the Company established new policies and procedures specific to the new technology environment.

Item 4. CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management has designed and implemented disclosure controls and procedures to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. The Company’s management, including the CEO and CFO, does not expect that these disclosure controls and procedures will prevent or detect all errors or fraud. Disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. See Item 9A, as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2005, for a more detailed discussion regarding disclosure controls and procedures.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended August 31, 2005 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. However, during the first fiscal quarter ended May 31, 2005, the Company migrated to an application service provider. The application service provider is supplying the software and computer operations that support the Company’s securities processing functions. Securities processing is a significant business process affecting a number of the Company’s significant financial statement accounts. In addition, the services provided are a part of the Company’s information systems. As such, they are part of the information and communication component of the Company’s internal control over financial reporting. For these reasons, the CEO and CFO concluded the migration to the application service provider materially affected the Company’s internal control over financial reporting. The CEO and CFO have also determined that subsequent to the migration, the Company’s internal control over financial reporting, as modified, continue to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The following information supplements the discussion in Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005.

The staff of the SEC has informed Edwards that it intends to recommend that a civil injunctive action be brought against Edwards with respect to mutual fund transactions occurring prior to October 2003 and alleged to involve market timing. Edwards has been offered the opportunity to make a Wells submission stating why Edwards believes such action should not be brought.

The New York Stock Exchange (“NYSE”) has informed Edwards that it is considering bringing a formal disciplinary action against Edwards in connection with the supervision of Edwards’ Client Choice accounts, including the supervision of accounts with limited trading activity and accounts with concentrations of mutual funds. Client Choice accounts are brokerage accounts for which a fee, rather than commissions, is charged. Edwards has submitted a Wells-type submission to the NYSE stating why Edwards believes such an action should not be brought.

The Attorney General of South Carolina, Securities Division, has filed an administrative proceeding against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of

Georgia and to customers related to transactions in the Augusta, Georgia branch. The NYSE has informed Edwards that it is considering a formal disciplinary action related to the transactions in the Augusta, Georgia branch apparently including transactions that were the subject of the consent order with the Georgia Secretary of State and that are the subject of the proceeding by the Attorney General of South Carolina. Edwards has made payments in excess of $35 million to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with the firm and had no connection with any other Edwards office.

A former employee has filed an action against the Company seeking class certification alleging, among other matters, violations of the Employee Retirement Income Security Act (“ERISA”) by allegedly failing to minimize fees paid in connection with investments in the Company’s Retirement and Profit Sharing Plan and by the selection of mutual funds for investments in the plan.

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

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three months ended August 31, 2005:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total		Part of	Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans	Plans

June
(6/1/05 - 6/30/05)	199,104	$42.29	199,104	13,965,352
July
(7/1/05 - 7/31/05)	158,288	$45.84	158,288	13,807,064
August
(8/1/05 - 8/31/05)	189,229	$44.27	189,229	13,617,835

Total	546,621	$44.01	546,621

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. There were 8,677,391 shares and 4,940,444 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

On June 23, 2005, the Board of Directors determined not to renew the stockholder rights plan, which expired by its terms on June 25, 2005. If a stockholder rights plan is adopted by the Board of Directors without prior stockholder approval, the Company has established a policy that such plan will expire within 12 months of its effective date unless ratified by the Company’s stockholders.

Item 6: Exhibits

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

A.G. EDWARDS, INC.

(Registrant)

Date:	October 7, 2005	/s/ Robert L. Bagby

Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 7, 2005	/s/ Douglas L. Kelly

Douglas L. Kelly
Treasurer and Chief Financial Officer