Form 10-Q
period 2005-11-30
EDWARDS A G INC
filed 2006-01-09
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Yes ☐ No ☒

At December 31, 2005, there were 75,721,754 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial	13
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	19
		Market Risk

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 2.	Changes in Securities, Use of Proceeds and Issuer	21
		Purchase of Equity Securities

	Item 6.	Exhibits	22

		SIGNATURES	23

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	November 30,	February 28,
	2005	2005
ASSETS
Cash and cash equivalents	$ 117,970	$ 209,039
Cash and government securities, segregated under
federal and other regulations	314,433	392,241
Securities purchased under agreements to resell	90,000	235,540
Securities borrowed	125,922	117,302
Receivables:
Customers, less allowances for doubtful
accounts of $7,136 and $8,045	2,056,630	2,236,170
Brokers, dealers and clearings organizations	223,652	38,901
Fees, dividends and interest	108,904	104,605
Securities inventory, at fair value:
State and municipal	315,461	190,150
U.S. Government and agencies	97,764	152,532
Corporate	47,278	57,521
Investments	371,720	337,394
Property and equipment, at cost, net of accumulated
depreciation and amortization of $773,760 and $715,328	477,686	503,976
Deferred income taxes	90,743	60,189
Other assets	41,330	52,237
	$ 4,479,493	$ 4,687,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term bank loans	$ —	$ 16,400
Checks payable	267,966	299,120
Securities loaned	189,827	207,012
Payables:
Customers	1,128,334	749,901
Brokers, dealers and clearing organizations	146,286	735,738
Securities sold but not yet purchased, at fair value	45,102	36,439
Employee compensation and related taxes	401,416	440,833
Deferred compensation	229,958	223,821
Income taxes	5,864	7,378
Other liabilities	200,912	183,464
Total Liabilities	2,615,665	2,900,106
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares, none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares
Issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	297,280	295,478
Retained earnings	2,246,086	2,137,114
	2,639,829	2,529,055
Less - Treasury stock, at cost (20,415,314 and 19,442,437 shares)	776,001	741,364
Total Stockholders' Equity	1,863,828	1,787,691
	$ 4,479,493	$ 4,687,797
See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
REVENUES:
Commissions	$ 247,209	$ 245,002	$ 744,175	$ 757,049
Asset management and service fees	269,789	234,284	777,958	672,511
Principal transactions	50,264	55,969	154,093	196,369
Investment banking	57,974	57,809	184,556	176,122
Interest	48,164	32,858	131,092	91,714
Other	3,966	13,510	15,441	27,189
Total Revenues	677,366	639,432	2,007,315	1,920,954
Interest expense	3,281	1,443	7,755	2,806
Net Revenues	674,085	637,989	1,999,560	1,918,148

NON-INTEREST EXPENSES
Compensation and benefits	430,125	410,421	1,286,623	1,241,442
Communication and technology	56,938	59,429	172,788	184,474
Occupancy and equipment	36,423	35,476	107,809	105,520
Marketing and business development	16,554	15,424	55,650	52,897
Floor brokerage and clearance	5,095	5,307	15,024	16,230
Other	48,795	34,075	122,529	103,278
Total Non-Interest Expenses	593,930	560,132	1,760,423	1,703,841
EARNINGS BEFORE INCOME TAXES	80,155	77,857	239,137	214,307
INCOME TAXES	25,798	28,684	83,087	78,242
EARNINGS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	$ 54,357	$ 49,173	$ 156,050	$ 136,065
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF INCOME TAXES	—	—	2,768	—
NET EARNINGS	$ 54,357	$ 49,173	$ 158,818	$ 136,065

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$ 0.71	$ 0.63	$ 2.02	$ 1.72
Cumulative effect of accounting change,
net of income taxes	—	—	.04	—
Earnings per diluted share	$ 0.71	$ 0.63	$ 2.06	$ 1.72

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$ 0.71	$ 0.64	$ 2.02	$ 1.74
Cumulative effect of accounting change,
net of income taxes	—	—	.04	—
Earnings per basic share	$ 0.71	$ 0.64	$ 2.06	$ 1.74

Dividends per share	$ 0.20	$ 0.16	$ 0.52	$ 0.48

Weighted average common and common
equivalent shares outstanding:
Diluted	76,917	77,844	77,248	79,252
Basic	76,635	76,781	76,967	78,423

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	November 30,
Cash Flows from Operating Activities:	2005	2004
Net earnings	$158,818	$136,065
Cumulative effect of accounting change, net of income taxes	(2,768)	—
Other noncash items included in net earnings	32,346	111,562
Change in:
Cash and government securities, segregated	77,808	178,881
Net securities under resale and repurchase agreements	145,540	22,355
Net securities borrowed and loaned	(59,655)	4,345
Net receivable from customers	556,981	(258,151)
Net payable to brokers, dealers
and clearing organizations	(774,203)	49,611
Fees, dividends and interest receivable	(4,299)	5,084
Securities inventory, net	(51,637)	108,277
All other assets and liabilities	(61,300)	(86,081)
Net cash from operating activities	17,631	271,948

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(50,371)	(73,740)
Purchase of other investments	(19,497)	(15,362)
Proceeds from sale or maturity of other investments	19,774	11,259
Proceeds from sale of a subsidiary	—	10,830
Net cash from investing activities	(50,094)	(67,013)

Cash Flows from Financing Activities:
Short-term bank loans, net	(16,400)	(18,400)
Securities loaned	33,850	45,265
Employee stock transactions	45,643	64,441
Tax benefit associated with stock-based awards	3,549	—
Cash dividends paid	(36,790)	(37,806)
Purchase of treasury stock	(88,458)	(230,993)
Net cash from financing activities	(58,606)	(177,493)

Net (Decrease) Increase in Cash and Cash Equivalents	(91,069)	27,442
Cash and Cash Equivalents, Beginning of Period	209,039	107,565
Cash and Cash Equivalents, End of Period	$117,970	$135,007

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$112,940	$56,502
Interest, net of amounts capitalized of $392 and $383	$7,818	$2,537

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2005. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the nine months ended November 30, 2005, are not necessarily indicative of the results for the year ending February 28, 2006. Where appropriate, prior-period financial information has been reclassified to conform to the current-period presentation.

2. STOCKHOLDERS' EQUITY

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period from January 1, 2003, through December 31, 2004. The Company purchased 1,947,826 shares at an aggregate cost of $83,928 during the nine-month period ended November 30, 2005, and purchased 6,568,029 shares at an aggregate cost of $230,993 during the nine-month period ended November 30, 2004, under these authorizations. At November 30, 2005, the Company had up to 7,715,029 shares available for repurchase under the November 2004 stock repurchase authorization.

Additionally, in May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period from May 24, 2005, through May 31, 2008. The Company purchased 102,476 shares at an aggregate cost of $4,530 during the nine-month period ended November 30, 2005. At November 30, 2005, the Company had up to 4,897,524 shares available for repurchase under this authorization.

Comprehensive earnings for the three-month and the nine-month periods ended November 30, 2005 and 2004, respectively, were equal to the Company's net earnings.

In November 2005, the Company’s Board of Directors declared a quarterly dividend of $.20 per share up from $.16 per share for the prior quarter. The most recent quarterly dividend was paid on January 3, 2006 to shareholders of record on December 9, 2005.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

3. EARNINGS PER SHARE

The following table presents the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Earnings before cumulative effect of
accounting change	$54,357	$49,173	$156,050	$136,065
Cumulative effect of accounting
change, net of income taxes	—	—	2,768	—
Net earnings available to common stockholders	$54,357	$49,173	$158,818	$136,065

Shares:
Weighted average shares outstanding	76,635	76,781	76,967	78,423
Dilutive effect of employee stock plans	282	1,063	281	829
Total weighted average diluted shares	76,917	77,844	77,248	79,252

Diluted earnings per share:
Earnings before cumulative effect of
accounting change	$0.71	$0.63	$2.02	$1.72
Cumulative effect of accounting change,
net of income taxes	—	—	0.04	—
Diluted earnings per share	$0.71	$0.63	$2.06	$1.72

Basic earnings per share:
Earnings before cumulative effect of
accounting change	$0.71	$0.64	$2.02	$1.74
Cumulative effect of accounting change,
net of income taxes	—	—	0.04	—
Basic earnings per share	$0.71	$0.64	$2.06	$1.74

For the three-month and nine-month periods ended November 30, 2005, there were 755,644 and 348,383 options, respectively, that were considered antidilutive and thus not included in the above calculation. For the three-month and the nine-month periods ended November 30, 2004, there were 3,238,678 and 2,421,106 options, respectively, that were considered antidilutive and thus not included in the above calculation.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

4. EMPLOYEE STOCK PLANS

The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The Incentive Stock Plan, as amended, is a non-qualified plan used to grant options and restricted stock at market value to certain officers and key employees.

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

Under the 2002 Employee Stock Purchase Plan, prior to its most recent amendment, employees purchased shares once a year and purchased 1,843,334 shares at $29.54 per share for the plan year ended September 30, 2004. Under the 2002 Employee Stock Purchase Plan, as amended, the Company’s Board of Directors authorized up to 1,875,000 shares of common stock to be purchased by employees. These shares are exercisable in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 198,916 and 688,923 shares at an average price of $41.16 and $40.92, respectively, during the three-month period and nine-month periods ended November 30, 2005. During the months of October 2004 and November 2004, the only months in the prior comparable period after the plan was amended, employees purchased an aggregate of 149,409 shares at an average price of $36.03. Treasury shares were utilized for all of the shares issued.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock–Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

In addition, as a result of adopting SFAS No. 123R, the Company did not recognize any compensation expense in the three-month or nine-month periods for incentive stock awards as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Awards related to fiscal year 2006 will not be granted until after the end of the fiscal year and the related expense will be recognized over the subsequent vesting period, generally three years. The Company recognized compensation expense of $6,600 and $22,300 for the three-month and nine-month periods ended November 30, 2004, respectively.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

Prior to March 1, 2005, the Company applied the provisions of APB No. 25 and its related interpretations to account for stock options and restricted stock granted under employee stock plans as allowed under SFAS No. 123. Under APB No. 25 and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share for the three-month and nine-month periods ended November 30, 2004, respectively, would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	November 30, 2004	November 30, 2004

Net earnings, as reported	$49,173	$136,065

Add back compensation related to Incentive
Stock Plans included in net earnings	4,131	13,959
Deduct effect of stock option based
employee compensation:
Employee Stock Purchase Plan	(736)	(8,776)
Incentive Stock Plan	(5,384)	(17,717)
Pro forma net earnings	$47,184	$123,531
Earnings per share, as reported:
Diluted	$0.63	$1.72
Basic	$0.64	$1.74
Pro forma earnings per share:
Diluted	$0.60	$1.55
Basic	$0.61	$1.58

Pro forma net earnings	$47,184	$123,531
Add back reduction in incentive
compensation funding formulas	734	3,436
Pro forma net earnings after reduction for
incentive compensation plans	$47,918	$126,967
Diluted	$0.61	$1.60
Basic	$0.62	$1.62

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $193,100, including internal development costs, to fund this program. Total costs through November 30, 2005, were $176,800, of which $48,700 was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. Since the conversion, an application service provider has provided the software and computer operations that support substantially all of the Company’s securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10,000 a year with an expected range of payments of between $18,000 and $22,000 a year.

While the Company’s migration of its back-office systems to an application service provider is intended to better align securities-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 12 to 18 months remaining. The full benefit of the Gateway Initiative will not be realized until after this transition is completed.

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

6. INCOME TAXES

The effective tax rates for the three-month and nine-month periods ended November 30, 2005, were 32.2 percent and 34.8 percent, respectively. The effective tax rates for the same periods ended November 30, 2004, were 36.8 percent and 36.5 percent, respectively. During the three-month and nine-month periods ended November 30, 2005, the Company recognized tax benefits of $3,463, and $4,688, respectively, from the resolution of certain tax matters.

During the three months ended November 30, 2005, the Company adopted a plan to repatriate foreign earnings of $3,500 attributable to a foreign subsidiary. The Company has accrued for income taxes on the repatriated earnings. All remaining and future earnings in the foreign subsidiary will be indefinitely invested.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

7. NET CAPITAL REQUIREMENTS

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (“SEC”). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At November 30, 2005, Edwards’ net capital of $647,079 was $604,581 in excess of the minimum requirement.

8. FINANCIAL INSTRUMENTS

Edwards receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, Edwards is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2005, the fair value of securities received as collateral where Edwards is permitted to repledge the securities was $2,808,246 and the fair value of the collateral that had been repledged was $391,033.

9. SALE OF SUBSIDIARY

In March 2004, the Company sold CPI Qualified Plan Consultants, Inc. (“CPI”), a third-party administrator of employee benefit plans and a wholly owned subsidiary, to a group of investors headed by CPI’s management. The transaction price was $17,000 with $10,830 received immediately. As of November 30, 2005, $4,546 was receivable, with payments scheduled to be received through March 2009.

10. STOCKHOLDER RIGHTS PLAN

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company’s condensed consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s condensed consolidated financial statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

(In thousands, except share and per share amounts)

(Unaudited)

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 became effective after June 29, 2005 for all new limited partnership agreements and any limited partnership agreements that are modified. During the period from June 29, 2005 to November 30, 2005, the Company did not enter into any new limited partnership agreements and no existing limited partnership agreements were modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The Company is currently assessing the adoption of EITF 04-5 for existing partnerships to determine what impact, if any, it will have on the Company’s condensed consolidated financial statements.

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

At November 30, 2005, the Company had 734 locations, up 13 from the end of fiscal 2005. The number of the Company’s financial consultants at November 30, 2005 was 6,844, down 46 from the end of fiscal 2005. The total number of full-time employees at November 30, 2005 was 15,472, up 82 from the end of fiscal 2005.

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

Retail investors have managed to look past rising interest rates, volatile energy prices, geopolitical uncertainties, and effects of hurricanes to maintain a gradual increase in their investment activity throughout the first nine months of fiscal 2006. General trends among retail investors at Edwards continue to show a growing attraction to asset-management programs and services. For the first nine months of fiscal 2006, the Dow Jones Industrial Average increased 40 points (0.4 percent) to close the quarter at 10,806, the Standard & Poor’s 500 Index increased 45 points (4 percent) to close the quarter at 1,249, and the Nasdaq Composite Index increased 181 points (9 percent) to close the quarter at 2,233.

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

Revenues from asset-management services are based principally on the amount of certain client assets purchased or held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance company. The Company manages certain client assets through the A.G. Edwards Trust Company FSB, a wholly owned subsidiary. In addition, the Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways and AGE Professional Fund Advisor. Additionally, effective October 1, 2005, the Company incorporated a new subsidiary known as Gallatin Asset Management, Inc. (“Gallatin”), which combines what had been Edwards’ asset-management services and Edwards’ asset-manager research and performance-evaluation functions. Gallatin provides separately managed accounts and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms. Gallatin receives management fees for its services. The Company, in addition to its advisory programs, offers a fee-based brokerage account known as Client Choice.

Client assets in fee-based accounts increased $5 billion (18 percent) from the end of the third quarter of 2005. An analysis of changes in assets in fee-based accounts from November 30, 2004 to November 30, 2005 is detailed below (dollars in thousands):

Assets in fee-based	November 30,	November 30,
accounts	2005	2004	Increase

Fund advisory programs	$12,645,000	$8,888,000	42%
Separately managed accounts	11,856,000	11,164,000	6%
Company-managed and other fee-based accounts	9,881,000	9,183,000	8%
Total assets in fee-based accounts	$34,382,000	$29,235,000	18%

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

The Company’s expenses are primarily related to compensation and benefits. The largest components are variable in nature and relate to commissions paid to the Company’s financial consultants for transaction-based or asset-management services and to incentive compensation, which is largely based on the profitability of the Company. The Company is focusing on making a larger portion of its non-compensation expenses more variable in nature, particularly those expenses related to its back-office systems. A significant step toward this objective was taken with the mid-May 2005 migration of the Company’s core securities-processing operations to an application service provider.

During the first nine months of 2006, the Company experienced an increase in net revenues, net earnings and diluted earnings per share versus the same period last year. Net revenues increased $81 million (4 percent), while net earnings increased $23 million (17 percent). Diluted earnings per share for the first nine months were $2.06 versus $1.72 for the year-ago period. The Company’s pre-tax profit margin for the nine-month period ended November 30, 2005 was 12.2 percent, up from 11.2 percent for the same period last year.

The Company’s year-to-date results benefited from continued, increasing client interest in fee-based products and services, which resulted in revenues from asset management and service fees increasing $105 million (16 percent), reaching a new nine-month record for the Company. The growth in net revenues during the period also can be attributed to net interest revenues, which increased $34 million (39 percent), and investment-banking revenues, which increased $8 million (5 percent). On the expense side, the Company had a $12 million (6 percent) decline in communication and technology expenses as it lowered technology-consulting costs due to the completion of various projects under its Gateway Initiative.

The 2006 year-to-date results included a $7 million (33 percent) increase, or $0.04 per diluted share, in reserves and settlements for various legal and regulatory matters. The 2006 year-to-date results additionally reflected $5 million in tax benefits, or $0.06 per diluted share, resulting from the resolution of certain tax matters, including a $3.5 million tax benefit, or $0.05 per diluted share, in the third quarter from the resolution of tax matters related to technology research and development tax credits.

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

The following table illustrates the composition of the Company’s net revenues for the nine-month period ended November 30, 2005, and November 30, 2004:

	2005	2004
Commissions	37%	39%
Asset management and service fees	39%	35%
Principal transactions	8%	10%
Investment banking	9%	9%
Net interest	6%	5%
Other	1%	2%

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

Results of Operations – For the Nine Months Ended November 30, 2005 vs. November 30, 2004

Commissions

As client interest continues to grow in fee-based products and services, the combination of reduced client interest in individual equities and individual mutual funds caused the Company’s commission revenues to decrease by $13 million (2 percent). Commissions in over-the-counter transactions decreased $10 million (15 percent), commissions from individual mutual fund purchases decreased $12 million (7 percent), and commissions from commodities and financial futures declined $2 million (8 percent), mainly as a result of decreased client interest. Partially offsetting these decreases were an $8 million (3 percent) increase in commissions from listed transactions and a $2 million (1 percent) increase in commissions from annuity transactions.

Asset Management and Service Fees

Asset-management and service-fee revenues increased $105 million (16 percent). Fees received in connection with client assets under third-party management and the Company’s trust services and fee-based transaction accounts increased $44 million (19 percent), primarily as a result of an increase in the number of accounts choosing fee-based alternatives and the increased valuation of these accounts. Fees received from third-party mutual funds, managed futures and insurance providers increased $61 million (23 percent) primarily reflecting increased asset values.

Principal Transactions

Revenues from principal transactions decreased $42 million (22 percent), reflecting a lower volume of fixed-income transactions, with more transactions in shorter-term securities given the current interest-rate environment. Revenue from the sale of municipal, government and corporate fixed-income securities decreased $43 million (31 percent). As a partial offset to the overall decline in principal-transaction revenues, sales of corporate-equity securities increased $1 million (2 percent) reflecting slightly increased activity in certain over-the-counter equity securities.

Investment Banking

Revenues from investment-banking activities increased $8 million (5 percent). Underwriting fees and selling concessions from corporate-equity transactions increased $9 million (10 percent), as the Company increased its underwriting of equity products from a number of different sectors. Additionally, underwriting fees and selling concessions from municipal debt products increased $5 million (39 percent) resulting from increased volume by municipal clients issuing new debt or refinancing existing debt. Management fees increased $3 million (5 percent) primarily as a result of increased volume in corporate and municipal transactions. Underwriting fees and selling concessions from corporate and government debt products declined $8 million (28 percent) resulting from fewer offerings of these debt products.

Net Interest Revenue

Interest revenue net of interest expense increased $34 million (39 percent). Multiple increases in the prime rate prompted higher interest rates charged on client margin balances, resulting in a $24 million (31 percent) increase in revenue from these balances, partially offset by lower average client margin balances. In addition, the Company experienced a $9 million (80 percent) increase in revenue from interest earned on securities inventory held for sale to clients due primarily to an increase in rates.

Other Revenue

Other revenue declined $12 million (43 percent) partly because last year’s first quarter included a $6 million September 11, 2001 business-interruption settlement. Additionally, last year’s first nine months included $10 million in gains on the sale of shares in the Chicago Mercantile Exchange and the mark-to-market on other shares in this exchange the Company held at that time. These results were partially offset by a $3 million increase in revenue from private-equity investment valuations.

Compensation and Benefits

Compensation and benefits increased $45 million (4 percent). The Company’s increased profitability largely prompted a $35 million (18 percent) increase in incentive compensation. Commission expense increased $10 million (2 percent) as a result of higher commissionable revenue. Administrative salaries and related benefits increased $23 million (5 percent) primarily due to an increase in general salary and medical costs.

Additionally, the adoption of No. SFAS 123R resulted in no expense for stock awards being recognized in the first nine months of fiscal 2006. Fiscal 2006 stock awards to be granted after year’s end will be expensed over their vesting period, generally three years, beginning in fiscal 2007. The operating results for the first nine months of fiscal 2005 included restricted stock-award expense of $22 million.

Communication and Technology

Communication and technology expenses decreased $12 million (6 percent). The decrease resulted in part from an $18 million (57 percent) decline in professional expenses for outside consultants working on the Company’s Gateway Initiative. These decreases were partially offset by a $7 million increase in securities-processing expenses associated with the conversion of the Company’s securities-processing operations to an application service provider.

Marketing and Business Development

Marketing and business development increased $3 million (5 percent) primarily as a result of a $3 million (11 percent) increase in advertising expenses associated with the Company’s branding initiative and other business promotion expenses. While the amount has not been determined with certainty, the Company expects its branding initiative to cost approximately $20 million annually, with fluctuations from period to period.

All Other Expenses

All remaining expenses increased $20 million (9 percent) mainly due to a $7 million (33 percent) increase in reserves and settlements for legal and regulatory matters, along with a $9 million (27 percent) increase in professional services expenses for additional resources needed to address various regulatory changes, investigations and legal matters. Occupancy expenses increased $2 million (2 percent) during the period due to an increase in branch office locations.

Income Taxes

The Company’s effective tax rate was 34.8 percent for the first nine months of 2006 compared with 36.5 percent for the same period last year due in part to the recognition of $5 million in tax benefits from the resolution of certain tax matters during 2006, including a $3.5 million tax benefit in the third quarter from the resolution of a tax matter related to technology research and development tax credits.

Results of Operations – For the Three Months Ended November 30, 2005 vs. November 30, 2004

Net earnings for the quarter ended November 30, 2005, were $54 million on net revenues of $674 million compared to net earnings of $49 million on net revenues of $638 million for the same period a year ago. The explanation for revenue and expense fluctuations for the nine-month period are generally applicable to the three-month period, except as noted below.

Commissions

Commission revenues increased $2 million (1 percent) primarily resulting from a $6 million (16 percent) increase in revenues from annuity transactions and a $2 million (52 percent) increase in revenues from managed futures transactions, partially offset by a $6 million (9 percent) decline in revenues from transactions in individual mutual funds.

Investment Banking

Investment banking revenues for the third quarter were essentially flat compared to the same quarter last year, as a $2 million (12 percent) increase in revenues from management fees and municipal underwritings was offset by a $2 million (26 percent) decline in revenues from corporate and government debt issues.

Other Expenses

Other expenses increased $15 million (43 percent) mainly resulting from an $11 million (222 percent) increase in reserves and settlements for various legal and regulatory matters and a $1 million (12 percent) increase in professional services expenses for additional resources needed to address various regulatory changes, investigations and legal matters.

Future Impact of Pending NYSE-Archipelago Merger

On December 6, 2005, the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. (“Archipelago”) approved and adopted a merger agreement providing for the combination of the NYSE and Archipelago under a new holding company, NYSE Group, Inc. (“NYSE Group”). In the merger, NYSE members will be entitled, and the Company has elected, to receive $300,000 and 80,177 shares of NYSE Group common stock for each NYSE membership seat. The shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. In addition, Edwards will have to purchase trading licenses through a modified Dutch auction process every year in order to receive the right to trade securities on the floor of the exchange. On January 4, 2006, Edwards purchased four NYSE trading licenses at a price of $49,290 each.

Currently, Edwards has four NYSE membership seats included in other assets on the condensed consolidated balance sheet at a total cost of $809,075. Assuming the merger closes in January 2006, as expected, and given Archipelago’s share price of $50 as of December 30, 2005, the Company would receive consideration of approximately $17 million. The entire amount of the gain on the excess between the cost of the membership seats and the consideration received will not be recorded in the fourth quarter of 2006. The amount of the gain recognized in the fourth quarter will be the consideration received discounted for any restrictions on the shares received. Gains or losses will be recorded in future periods as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

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

Investment Advisers Act

The Securities and Exchange Commission (“SEC”) adopted rules effective April 15, 2005, with compliance dates between April 15, 2005, and January 31, 2006, concerning when broker-dealers providing advice will and will not be exempted from the Investment Advisers Act of 1940 (the “Advisers Act”). The rules require additional disclosures for certain brokerage accounts at Edwards and may make certain accounts and services subject to the Advisers Act that were not previously subject to the act or require changes in such accounts and services. Accounts and services subject to the Advisers Act are subject, among other things, to additional disclosures, a fiduciary standard of care and restrictions on certain transactions.

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $37 million and $42 million and average securities-lending arrangements of $141 million and $209 million for the nine-months ended November 30, 2005 and 2004, respectively, were primarily used to finance customer margin transactions.

The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $193 million, including internal development costs, to fund this program. Total costs through November 30, 2005, were $177 million, of which $49 million was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. Since the conversion, an application service provider has provided the software and computer operations that support substantially all of the Company’s securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10 million a year with an expected range of payments of between $18 million and $22 million a year.

While the Company’s migration of its back-office systems is intended to better align securities-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 12 to 18 months remaining. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 1,947,826 shares at an aggregate cost of $84 million during the nine-month period ended November 30, 2005 and purchased 6,568,029 shares at an aggregate cost of $231 million during the nine-month period ended November 30, 2004 under these authorizations. At November 30, 2005, the Company had up to 7,715,029 shares available for repurchase under the November 2004 stock repurchase authorization.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 102,476 shares at an aggregate cost of $5 million during the nine-month period ended November 30, 2005. At November 30, 2005, the Company had up to 4,897,524 shares available for repurchase under this authorization.

In November 2005, the Company’s Board of Directors declared a quarterly dividend of $.20 per share up from $.16 per share for the prior quarter. The most recent quarterly dividend was paid on January 3, 2006 to shareholders of record on December 9, 2005.

The Company had committed $117 million to various private equity partnerships, of which $39 million remained unfunded at November 30, 2005. These commitments are subject to calls by the partnerships as funds are needed.

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

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At November 30, 2005, Edwards’ net capital of $647 million was $605 million in excess of the minimum requirement.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving a higher degree of complexity and judgment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005, for a comprehensive summary of significant accounting policies.

In addition to those estimates referred to above, the Company’s employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company’s employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal year results and paid at year’s end. The Company’s incentive compensation accruals are primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formulas, and may revise these accruals for any anticipated discretionary changes.

Recent Accounting Pronouncements

See Note 11 of this filing for discussion of recent accounting pronouncements.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, regulatory changes and actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, the impact of outsourcing agreements, the ultimate impact of the adoption of SFAS No. 123R, the impact of the pending merger between the NYSE and Archipelago, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter and first nine months of fiscal 2006, there were no material changes to the Company’s legal, credit or market risk. The Company’s operational risk profile did materially change in the first quarter as a result of the conversion of the software and computer operations that support the Company’s securities-processing functions to an application service provider. In order to mitigate risks associated with the conversion, the Company established new policies and procedures specific to the new technology environment.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended November 30, 2005 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. However, during the first fiscal quarter ended May 31, 2005, the Company migrated to an application service provider. The application service provider is supplying the software and computer operations that support the Company’s securities processing functions. Securities processing is a significant business process affecting a number of the Company’s significant financial statement accounts. In addition, the services provided are a part of the Company’s information systems. As such, they are part of the information and communication component of the Company’s internal control over financial reporting. For these reasons, the CEO and CFO concluded the migration to the application service provider materially affected the Company’s internal control over financial reporting. The CEO and CFO have also determined that subsequent to the migration, the Company’s internal control over financial reporting, as modified, continues to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The following information supplements the discussion in Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2005.

The staff of the SEC has informed Edwards that it intends to recommend that a civil injunctive action be brought against Edwards with respect to mutual fund transactions occurring prior to October 2003 and alleged to involve market timing. Edwards has made a Wells submission stating why Edwards believes such action should not be brought.

The NYSE has informed Edwards that it is considering bringing a formal disciplinary action against Edwards in connection with the supervision of Edwards’ Client Choice accounts, including the supervision of accounts with limited trading activity and accounts with concentrations of mutual funds. Client Choice accounts are brokerage accounts for which a fee, rather than commissions, is charged. Edwards has submitted a Wells-type submission to the NYSE stating why Edwards believes such an action should not be brought.

The Attorney General of South Carolina, Securities Division, has filed an administrative proceeding against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of Georgia and to customers related to transactions in the Augusta, Georgia branch. The NYSE has informed Edwards that it is considering a formal disciplinary action related to the transactions in the Augusta, Georgia branch apparently including transactions that were the subject of the consent order with the Georgia Secretary of State and that are the subject of the proceeding by the Attorney General of South Carolina. Edwards has made payments in excess of $36.3 million to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with Edwards and had no connection with any other Edwards office.

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

The NASD has filed a disciplinary proceeding against Edwards concerning the sale of certain mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional payments to Edwards for sales. The NASD asks for unspecified sanctions and disgorgements or restitutions of unspecified amounts.

The Company is not able to determine or predict with certainty the impact of the matters described above, individually or in the aggregate, in terms of eventual fines, other payments or losses, or changes in operations, product offerings or expenses because of the preliminary stages of certain of such matters, the uncertainty of outcomes and the evolving basis of such regulatory actions. The Company believes, based on current knowledge and after consulting with counsel, that the impact of the resolution of such matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, but could be material to its operating results in one or more periods.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three months ended November 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
September
(9/1/05 - 9/30/05)	178,548	$45.22	178,548	13,439,287
October
(10/1/05 - 10/31/05)	328,677	$41.31	328,677	13,110,610
November
(11/1/05 - 11/30/05)	498,057	$43.92	498,057	12,612,553

Total	1,005,282	$43.30	1,005,282

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. There were 7,715,029 shares and 4,897,524 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

On June 23, 2005, the Board of Directors determined not to renew the Stockholder Rights Plan, which expired by its terms on June 25, 2005. If a stockholder rights plan is adopted by the Board of Directors without prior stockholder approval, the Company has established a policy that such plan will expire within 12 months of its effective date unless ratified by the Company’s stockholders.

Item 6: Exhibits

Exhibits

10.1	A.G. Edwards, Inc. 2002 Excess Profit Sharing Deferred Compensation Plan (as amended).

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 9, 2006	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 9, 2006	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer