Form 10-K
period 2006-02-28
EDWARDS A G INC
filed 2006-05-11
CIK 718482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________________

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended February 28, 2006
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________________________________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No __.

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __ No [X].

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

     Large accelerated filer [X]           Accelerated filer __          Non-accelerated filer __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No [X].

     As of August 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $3.5 billion.

     At May 1, 2006, there were 76,555,527 shares of A.G. Edwards, Inc. common stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the A.G. Edwards, Inc. Proxy Statement filed with the Securities and Exchange Commission (“SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held June 22, 2006, (the “Company’s 2006 Proxy Statement”) are incorporated by reference into Part III hereof, as indicated. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

     Edwards is a securities broker-dealer whose business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards’ business. Edwards is a member, has trading privileges or has access to all major securities exchanges in the United States, and is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). In addition, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (“CFTC”) as a futures commission merchant (“FCM”).

     A.G. Edwards Trust Company FSB (“Trust Company”) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. A.G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England, with an office located in Geneva, Switzerland. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships that invest in portfolios of venture capital funds, buy-out funds, and direct investments. A.G. Edwards Technology Group, Inc. provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company that centralizes certain risk management functions and provides access to reinsurance markets. On October 1, 2005, the Company incorporated a new subsidiary, Gallatin Asset Management, Inc. (“Gallatin”), which provides separately managed account and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms.

     (b) Financial Information About Industry Segments

     The Company operates and is managed as a single business segment providing investment services to its clients. These services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients. The Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. Financial information related to the Company’s single business segment for each of the fiscal years ended February 28, 2006 and 2005, and February 29, 2004, is included in the consolidated financial statements and notes thereto, such information is hereby incorporated by reference.

     (c) Narrative Description of Business

     The total amount of revenue by class of products or services that accounted for 10% or more of consolidated net revenues are set forth under Item 6 of this Form 10-K under the caption “Consolidated Five-Year Summary.”

Asset Management and Service Fees

     Asset management and service fee revenues consist primarily of revenues earned for providing support and services in connection with assets under third-party management, including mutual funds, managed futures funds, money market funds, annuities and insurance contracts, as well as revenues from assets under management by the Company. These revenues include fees based on the amount of client assets under management and transaction-related fees as well as fees related to the administration of custodial and other specialty accounts.

     The Company manages client assets through the Trust Company and through Gallatin. The Company offers a non-discretionary advisory program, known as Portfolio Advisor and a discretionary advisory program known as FC Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways, and AGE Professional Fund Advisor. Additionally, the Company offers separately managed accounts and markets its investment-management services to unaffiliated mutual funds, pension-fund providers, insurance companies, and other financial institutions, including banks and brokerage firms. The Company, in addition to its advisory programs, offers a fee-based brokerage service known as Client Choice.

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

Commissions

     Commission revenues arise from activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, insurance products, futures, and options. As commissions are transaction-based revenues, they are influenced by the number, size, and market value of client transactions and by product mix.

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

     Futures. Edwards acts as broker in the purchase and sale of managed futures, futures contracts, and options on futures contracts. These contracts cover agricultural products, precious metals, currency, interest rate, energy and stock index futures.

     Options. Edwards acts as broker in the purchase and sale of option contracts to buy or sell securities, primarily common stocks and stock indexes.

Principal Transactions

     Client transactions in the equity and fixed-income over-the-counter markets may be effected by Edwards acting as principal. Principal transactions, including market making, require maintaining inventories of securities to satisfy customer order flow. These securities are valued in the Company’s consolidated financial statements at fair value, and unrealized gains or losses are included in the Company’s results of operations.

Investment Banking

     Edwards is an underwriter for public offerings of corporate and municipal securities as well as corporate and municipal unit investment trusts and closed-end investment companies. Edwards’ public finance activities include areas of specialization for municipal and governmental entities in primary and secondary schools, sports and entertainment, municipal finance, housing, higher education, health care, and public utilities. Corporate finance activities are focused on three industry groups: financial institutions and real estate, energy, and emerging growth. As an underwriter, usually in conjunction with other broker-dealers, Edwards purchases securities for resale to its clients. Edwards acts as an adviser to corporations and municipal entities in reviewing capital needs and determining the most advantageous means for raising capital. It also advises clients in merger and acquisition activities and acts as agent in private placements.

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

     Edwards utilizes a variety of sources to finance client margin accounts, including its stockholders’ equity, customer free credit balances and, to the extent permitted by regulations, cash received from loans of the clients’ collateral to other brokers and borrowings from banks, either unsecured or secured by the clients’ collateral.

Private Client Services

     Edwards’ Private Client Services group assists individuals and businesses with a wide range of financial and investment needs. Individual investors can receive tailored asset allocation; tax- and risk-reduction strategies; portfolio reviews of stocks, bonds and mutual funds (including concentrated equity strategies); and comprehensive financial and estate planning recommendations. Closely held and publicly traded business clients can access services for business insurance, employee benefit programs (retirement plans and key employee compensation), and ownership succession.

Investment Activities

     The Company’s investment activities primarily include investing in equity and equity-related securities in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships or for its own account. These activities include mutual fund investments, including those made in connection with its deferred compensation plan, venture capital investments, and investments in portfolio and operating companies. A.G. Edwards Capital, Inc. is a general partner to the Company-sponsored private equity partnerships and provides them with investment advisory and administrative services. The fair value of the private investments is subject to a higher degree of volatility and management’s judgment and may include significant risks of loss while attempting to obtain higher returns than those available from publicly traded securities.

Research

     Edwards provides both technical market and fundamental analysis of numerous industries and individual securities for use by its financial consultants and clients. In addition, review and analysis of general economic conditions, along with asset allocation recommendations, are available. These services are provided by Edwards’ research analysts, economists, and market strategists.

Competition

     All aspects of the Company’s business are highly competitive. The Company competes with large, well capitalized providers of financial services. Those companies include other securities firms and affiliates of banks and insurance companies. The Company also competes with a number of discount brokerage firms that offer lower levels of services. The Company believes its competitive advantages lie in its client-first philosophy, service, product offerings, quality of employees and strong reputation.

     The Company’s success is largely dependent on its ability to attract and retain qualified employees. These employees, particularly financial consultants, in turn bring new assets and capital management opportunities to the Company.

Employees

     At February 28, 2006, the Company had 738 locations in 50 states, the District of Columbia, London, England, and Geneva, Switzerland and 15,480 full-time employees, including 6,824 financial consultants providing services for approximately 3,200,000 active client accounts.

Regulation

     Edwards, as a broker-dealer, and a FCM, is subject to various federal and state laws that specifically regulate its activities as a broker-dealer in securities and commodities, as an investment adviser, and as an insurance agent. Edwards is also subject to various regulatory requirements imposed by the securities and commodities exchanges, the NASD, and other self regulatory organizations. The primary purpose of these requirements is to enhance the protection of customer assets. These rules and regulations affect all aspects of Edwards’ operations, including capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record-keeping and business practices, the handling of its clients’ funds resulting from securities and commodities transactions, and the extension of credit to clients on margin transactions. Infractions of these rules and regulations may include suspension or monetary penalties against individual employees or their supervisors, termination of employees and limitations on certain aspects of Edwards’ regulated businesses, as well as censures and fines or proceedings of a civil or criminal nature that could result in a temporary or permanent suspension of a part or all of Edwards’ activities.

     Margin lending by Edwards is regulated by the Federal Reserve Board’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities, as well as securities borrowing and lending activities. Edwards is also required by NASD and NYSE rules to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, Edwards’ margin policies are more stringent than these rules.

     As a registered broker-dealer and FCM, Edwards is subject to net capital rules administered by the SEC, CFTC, and various exchanges. Compliance with the capital requirements may limit Edwards’ operations requiring the use of capital. Such requirements restrict the Company’s ability to withdraw capital from Edwards, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect the Company’s ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require the Company to make substantial capital infusions into Edwards in order for Edwards to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. At February 28, 2006, Edwards’ net capital of $588 million was 27 percent of aggregate debit items and $544 million in excess of the minimum required.

     A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and is regulated as a securities broker-dealer by the Financial Services Authority. The Trust Company, a federally chartered savings bank, is regulated by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and by the SEC as an investment adviser. The Trust Company and A.G. Edwards & Sons (U.K.) Limited are also subject to minimum capital requirements by their respective regulators that may restrict the payment of cash dividends and advances to the Company. A.G. Edwards Capital, Inc. and Gallatin are registered with the SEC as investment advisers. Beaumont Insurance Company is regulated by the Vermont Department of Banking, Insurance, Securities and Health Care Administration.

     (d) Financial Information About Geographic Areas

     Revenues from the Company’s non-U.S. operations are currently not material. See Note 12 (Enterprise Wide Disclosure) of the Notes to Consolidated Financial Statements.

     (e) Available Information

     The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC.

     The public may read and copy the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to these reports filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information may also be obtained from the SEC’s web site at www.sec.gov.

     The Company’s web site is www.agedwards.com. The public can access the Company’s Investor Relations’ web page by clicking on About A.G. Edwards and the Investor Relations link. The public can also access the Investor Relations web page directly at www.agedwards.com/public/content/sc/aboutage/ir/index.html. The Company makes available free of charge its most recent annual reports on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, and its most recent proxy statement on its Investor Relations web page. In some cases, these documents may not be available on the Company’s web site as soon as they are available on the SEC’s web site. The Company also makes available, through its Investor Relations web page, via a link to the SEC’s web site, current reports on Form 8-K and statements of beneficial ownership of the Company’s equity securities filed by its directors, officers and others under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 1A. RISK FACTORS.

     The Company could be exposed in the course of conducting its business operations to a variety of risks that are inherent to the financial services business. A summary of some of the major risks that could affect the Company’s financial condition and results of operations is included below and should be considered carefully.

The Company’s business operations and profitability might be adversely affected by market and economic conditions.

     Overall market and economic conditions, which are beyond the Company’s control and cannot be predicted with great certainty, generally have a direct impact on client asset valuations and trading activity. In an environment of adverse or uncertain market or economic conditions, the Company could experience decreased trading volumes, decreased fee-based and commission revenue, and decreased profitability.

The Company may not be able to successfully compete against the other companies within the financial services industry.

     The financial services industry has been, and will likely continue to be, intensely competitive. The Company competes for business with companies having greater financial resources and with companies offering online and discount brokerage services. The Company generally competes on the basis of its strong reputation, quality advice and superior service, quality of employees, and product offerings. In the event that the Company is not able to successfully compete on one or more of these factors, it may face a reduction in market share, a reduction in revenues, and/or a reduction in profitability.

The Company may not be able to attract, develop, and retain highly qualified and productive employees.

     The Company’s employees are its most important assets, and competition for qualified employees is fiercely competitive, especially for financial consultants. If the Company cannot continue to attract and retain quality employees, or if the costs to attract and retain quality employees rise due to the competition, the Company’s business operations and financial performance could be adversely impacted.

The Company’s business may be adversely affected if its reputation is damaged.

     As a participant in the financial services industry, the Company must maintain a high-quality reputation in order to attract and retain customers and employees. If the Company fails, or appears to fail, to properly deal with the various issues (e.g., potential conflicts of interest or customer privacy) that could potentially harm its reputation, the Company could experience adverse effects to its business operations and its financial results.

The Company’s business operations and financial condition could be adversely affected if it is unable to access funds in a timely or cost-effective manner.

     Efficient access to funds is critical to the Company’s business operations, particularly margin lending. The Company’s funding needs are primarily met through cash generated from operations and cash obtained from external sources (e.g., bank lending and securities lending). The Company’s access to this financing could be impaired by Company-specific factors, such as weakened opinion of the Company by external financing sources, or by factors affecting the financial services industry in general, such as a severe market disruption. An inability to access the necessary funds could negatively impact the Company’s business activities and financial condition.

Failures in technology or operational processes could expose the Company to business disruptions, reduced financial results, litigation, and regulatory actions.

     The Company relies on its systems and operational processes to help process numerous transactions on a daily basis across various different markets. In addition, the Company contracts with third-party vendors to conduct significant portions of its trade processing and back office processing. In the event of a breakdown in an operational process (e.g., human error or employee misconduct), a malfunction of the Company’s systems or the third-party vendors’ systems, or external events beyond the Company’s control, such as a natural disaster, that could impact both the operational processes and systems, the Company could suffer business and financial losses and be subject to litigation and regulatory actions.

The Company could suffer financial losses if its securities inventories decline in value.

     The Company maintains inventories of fixed-income and equity securities in order to facilitate customer securities transactions. While holding these securities in inventory, the Company is exposed to fluctuations in value of the security positions. If the valuations of the security positions decline while carried in the Company’s inventory, the Company’s financial performance could be adversely affected.

The Company could suffer adverse impacts to its business activities, financial performance, and reputation if it is subject to one or more significant regulatory actions.

     As a member of the financial services industry, the Company’s activities are subject to extensive regulation by federal and state regulatory bodies, securities exchanges, and other self-regulatory organizations. This regulation has been increasing and becoming more complex in recent years. One or more significant regulatory actions brought against the Company could result in censures, fines, civil or criminal liability, or temporary or permanent prohibition from participating in certain types of business activities, any of which could have material adverse impacts on the Company’s business operations, financial results, and reputation. New laws or regulations or changes to existing laws or regulations could also adversely impact the Company’s business.

The Company could be negatively impacted as a result of litigation.

     In the ordinary course of business, the Company is subjected to various legal actions. These include claims of recommending unsuitable investments to clients, unauthorized or excessive trading on behalf of clients, or human resource related claims by current or former employees. In the event that the Company is liable for significant settlements or awards, the Company’s business operations, financial performance, and reputation could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     The Company’s headquarters are located at One North Jefferson Avenue, St. Louis, Missouri, 63103. It consists of several buildings owned by the Company, which contain approximately 2,600,000 square feet of general office space as well as underground and surface parking and two parking garages. In addition, the Company owns an office building in the St. Louis area, which is used primarily as a contingency planning facility. The Company also leases 26,800 square feet in lower Manhattan and 7,000 square feet in downtown Chicago for the Company’s security and commodity trade-processing activities. The Company occupies 738 locations, which are, with a few exceptions, leased premises, throughout the United States as well as in London, England, and Geneva, Switzerland.

ITEM 3. LEGAL PROCEEDINGS.

     (a) Litigation

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company, but could be material to the operating results in one or more periods.

     The SEC, the NASD, the NYSE and other regulators, including several states, as well as Congress, have examined or are examining the manner in which mutual funds compensate broker-dealers in connection with the sale of mutual funds. Edwards has provided information in connection with certain related examinations. Regulatory changes have and may require additional disclosures by mutual fund companies, broker-dealers or both and may affect the methods of compensating broker-dealers for mutual fund sales. The SEC adopted rules, effective December 13, 2004, prohibiting mutual funds from paying for the distribution of their shares with brokerage commissions. Certain mutual fund companies have notified Edwards that they have changed the amount of compensation they will pay for brokerage transactions. Edwards continues to compete actively for transaction business from institutional clients. Edwards is not able to predict the impact of changes related to mutual funds, including changes to date, additional changes that may occur in regulations, or changes caused by the actions of mutual fund companies. However, the effect could be significant and adverse.

     Edwards has received information requests or subpoenas from the SEC, the NASD, the NYSE, several states and the United States Department of Justice with respect to mutual fund transactions that involve market timing, late trading or both. The SEC, the NASD and certain states have examined certain branch offices and have or will take statements from employees of Edwards in connection with such mutual fund transactions. In addition, Edwards has responded to requests for information concerning timing of mutual fund transactions in variable annuity sub accounts. The staff of the SEC has informed Edwards that it intends to recommend that a civil injunctive action be brought against Edwards with respect to mutual fund transactions occurring prior to October 2003 and alleged to involve market timing. Edwards has made a Wells submission stating why Edwards believes such action should not be brought.

     The Commonwealth of Massachusetts filed in February 2005 an administrative complaint against Edwards concerning certain mutual fund transactions in Edwards’ Boston-Back Bay office. The complaint alleges violations of securities laws by mutual fund market timing transactions and seeks a cease and desist order, an administrative fine in an unspecified amount, compensation to mutual fund holders for losses alleged to have resulted from market timing, and other relief. Other regulatory actions or claims may occur related to market timing or other mutual fund activities.

     Edwards has been named as a defendant in a lawsuit that seeks class-action status filed in the state of Missouri that alleges, among other matters, that mutual fund transactions with certain customers were influenced by undisclosed shared revenue payments. Edwards is currently defending itself against the suit.

     The NASD has advised Edwards that it has made a preliminary determination to recommend that disciplinary action be brought against Edwards concerning the sale of mutual fund class-B shares and class-C shares based upon, it is believed, the grounds for recommending such sales, suitability violations, and Edwards supervisory procedures. The NASD orally proposed a settlement, including a fine, an offer to customers to switch to class-A shares and reimbursement for any disadvantage based on actual performance and the retention of an independent consultant to review supervisory procedures. Edwards is currently reviewing the allegations.

     The NASD filed in November 2005 an administrative complaint against Edwards concerning the sale of certain mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional cash payments alleged to total $630,958 to Edwards for sales. The complaint seeks unspecified sanctions and restitution. Edwards is defending itself against the charges.

     The Attorney General of South Carolina, Securities Division, filed an administrative proceeding in August 2005 against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of Georgia and to customers related to transactions in the Augusta, Georgia branch. Edwards has made payments in excess of $37.1 million to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with Edwards and had no connection with any other Edwards’ office.

     The NYSE and Edwards have reached preliminary agreement to resolve issues arising from examinations by the NYSE of Edwards from 2002 through 2005. The issues from the examinations include alleged failure to supervise charges related to the firm’s Augusta, Georgia branch related to the matters described above, alleged failure to properly report customer complaints, and alleged failures to supervise Edwards’ Client Choice accounts, including supervision of accounts with limited trading activity and accounts with concentrations of mutual funds. Client Choice accounts are brokerage accounts for which a fee, rather than commissions, are charged. The preliminary agreement, if it becomes final, would require Edwards without admitting or denying guilt to be subject to a censure, pay $500,000 (a $900,000 fine reduced by $400,000 as a result of previously made payments pursuant to the consent order with the State of Georgia described above) and provide restitution to customers relating to overpayments in connection with Client Choice accounts which Edwards’ currently estimates would be less than $1 million.

     Edwards and other financial services firms have been asked by the SEC to voluntarily review the supervision and operation of certain auction rate securities transactions. Edwards has performed its review. Regulatory actions or claims may result from the information developed during the review.

     Edwards and other financial services firms have received and responded to information requests from the NYSE with respect to delivery of prospectuses to customers. Regulatory actions or claims may result from the information developed during the review.

     The Division of Enforcement of the NASD has informed Edwards that it is considering recommending disciplinary action against the firm in connection with what is alleged to be the failure to establish adequate supervisory procedures related to the suitability of variable annuity products. Edwards has been offered the opportunity to submit a Wells-type submission to the NASD.

     Edwards and other firms in the industry were asked by a number of regulators and exchanges to assess their policies, procedures and filings in response to electronic “blue sheet” inquiries. Blue sheet inquiries are inquiries concerning trading in particular securities. Edwards has filed its assessment. Regulatory actions or claims may result from information developed during the assessment.

     A former employee has filed an action against the Company seeking class certification alleging, among other matters, violations of the Employee Retirement Income Security Act (“ERISA”) by allegedly failing to minimize fees paid in connection with investments in the Company’s Retirement and Profit Sharing Plan and by the selection of mutual funds for investments in the plan. The Company is defending itself against the suit.

     Edwards is a defendant in a complaint filed in the United States District Court for the Southern District of California that seeks to be a class action on behalf of all financial consultants and trainees who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants, including trainees, on the basis that the financial consultants should be classified as non-exempt employees under California law, restitution of amounts that were deducted from commissions owed to financial consultants to repay advances made in prior months, payment for meal and rest breaks to which financial consultants are claimed to be entitled, and reimbursement for certain alleged business-related expenses paid by financial consultants. Edwards is defending itself against the suit. Several other financial services firms have been sued in California in similar actions, some of which have settled the actions for substantial amounts.

(b)	Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

Executive Officers of the Company

     The following table sets forth the executive officers of the Company as of May 1, 2006, as determined by the Board of Directors.

			Year First
			Appointed Executive
			Officer of the
Name	Age	Office and Title	Company
Robert L. Bagby	62	Chairman of the Board and Chief Executive Officer of the	1991
		Company and Edwards since 2001. Vice Chairman of the
		Board of the Company and Edwards, Executive Vice
		President and Director of the Branch Division of Edwards
		prior to 2001. Employee of Edwards for 31 years. Director
		of Edwards since 1979.

Ronald J. Kessler	58	Vice Chairman of the Board of the Company and Edwards	1996
		since 2001. Executive Vice President of Edwards. Director
		of the Operations Division. Employee of Edwards for 38
		years. Director of Edwards since 1989.

Mary V. Atkin	51	Director of the Staff Division of Edwards since 2005.	1999
		Executive Vice President of Edwards since 2001. Director
		of Corporate Strategy from November 2003 to February
		2005. President of A.G. Edwards Technology Group, Inc.
		from 2001 to 2003. Director of A.G. Edwards Technology
		Group Inc. since 1999. Employee of Edwards for 28 years.
		Director of Edwards since 1993.

Gene M. Diederich	47	Executive Vice President of Edwards since 2005. Director	2005
		of the Branch Division of Edwards since March 2005.
		Regional Manager of Edwards from 2002 to 2005. Branch
		Manager of Edwards from 1996 to 2002. Employee of
		Edwards for 22 years. Director of Edwards since 2003.

Charles J. Galli	65	Senior Vice President of Edwards. Regional Manager.	2001
		Employee of Edwards for 27 years. Director of
		Edwards since 1990.

Alfred E. Goldman	72	Corporate Vice President of Edwards, Director of Market	1991
		Analysis of Edwards. Employee of Edwards for 46 years.
		Director of Edwards since 1967.

			Year First
			Appointed Executive
			Officer of the
Name	Age	Office and Title	Company
Richard F. Grabish	57	Chairman and Chief Executive Officer of	2001
		A.G. Edwards Trust Company since 2001. President of
		A.G. Edwards Trust Company since 2005 and from 1987 to
		2001. Senior Vice President of Edwards. Assistant
		Director of the Sales and Marketing Division of Edwards.
		Employee of Edwards for 25 years. Director of Edwards
		since 1988.

Douglas L. Kelly	57	Vice President, Secretary, Chief Financial Officer and	1994
		Treasurer of the Company since 2001. Executive Vice
		President, Secretary, Director of the Law and Compliance
		Division of Edwards since 1994. Chief Financial Officer,
		Treasurer and Director of the Administration Division of
		Edwards since 2001. Employee of Edwards for 12 years.
		Director of Edwards since 1994.

Thomas H. Martin Jr.	46	Assistant Treasurer of the Company since 1999. Vice	1999
		President of the Company since 2002. Controller of the
		Company and Edwards. Vice President of Edwards.
		Employee of Edwards for 25 years.

Peter M. Miller	48	Executive Vice President and Director of the Sales	2002
		and Marketing Division of Edwards since 2002. Regional
		Manager of Edwards from 1995 to 2002. Employee of
		Edwards for 17 years. Director of Edwards since 1997.

John C. Parker	46	Executive Vice President of Edwards since 2003. Director	2003
		and President of A.G. Edwards Technology Group, Inc.
		since November 2003. Senior Vice President of
		A.G. Edwards Technology Group, Inc. from 2001 to 2003.
		Employee of Edwards for four years.
		Employed as Vice President of Information Services for
		Northwest Airlines from 1999 to 2001 and with Delta
		Airlines for 17 years in various positions. Director of
		Edwards since 2002.

Paul F. Pautler	60	Executive Vice President and Director of the Capital	2000
		Markets Division of Edwards since 2001. Senior Vice
		President and Director of the Investment Banking
		Division of Edwards from 2000 to 2001. Director of
		Corporate Finance of Edwards from 1999 to 2001.
		Employee of Edwards for eight years. Director of
		Edwards since 2000.

Joseph G. Porter	45	Assistant Treasurer and Assistant Secretary of the	1999
		Company since 1999. Vice President of the Company
		since 2002. Principal Accounting Officer of the Company
		and Edwards. Senior Vice President and Assistant
		Director of the Administration Division of Edwards.
		Employee of Edwards for 23 years. Director of Edwards
		since 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quarterly Financial Information
(Unaudited)

	Dividends	Stock Price	Net	Earnings	Net	Earnings
	Declared	Trading Range	Revenues	Before Tax	Earnings	Per Share
	per Share	High-Low	(In millions)	(In millions)	(In millions)	Diluted	Basic
Fiscal 2006 by Quarter
First	$0.16	$45.70 - $38.66	$652.9	$80.4	$54.6	$0.71	$0.71
Second	$0.16	$47.00 - $40.94	$672.5	$78.5	$49.8	$0.64	$0.65
Third	$0.20	$46.73 - $38.41	$674.1	$80.2	$54.4	$0.71	$0.71
Fourth	$0.20	$48.04 - $43.86	$740.6	$121.5	$79.5	$1.04	$1.05

Fiscal 2005 by Quarter
First	$0.16	$40.50 - $34.40	$665.9	$73.3	$46.3	$0.57	$0.58
Second	$0.16	$37.46 - $31.09	$614.3	$63.1	$40.6	$0.52	$0.52
Third	$0.16	$39.74 - $33.46	$638.0	$77.9	$49.2	$0.63	$0.64
Fourth	$0.16	$44.09 - $39.10	$689.5	$80.1	$50.4	$0.65	$0.66

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Issuer Purchases of Equity Securities

     The following table presents the number of shares purchased monthly under the Company’s stock repurchase programs for the three-month period ended February 28, 2006.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans	Plans
December
(12/1/05 – 12/31/05 )	434,848	$45.68	434,848	12,177,705
January
(1/1/06 – 1/31/06 )	452,374	$46.86	452,374	11,725,331
February
(2/1/06 – 2/28/06 )	420,266	$45.96	420,266	11,305,065
Total	1,307,488	$46.18	1,307,488

     In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004, through December 31, 2006. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. As of February 28, 2006, there were 6,458,086 shares and 4,846,979 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

     On June 23, 2005, the Board of Directors determined not to renew the Stockholder Rights Plan, which expired by its terms on June 25, 2005. If a stockholder rights plan is adopted by the Board of Directors without prior stockholder approval, the Company has established a policy that such plan will expire within 12 months of its effective date unless ratified by the Company’s stockholders.

Annual Meeting

     The 2006 Annual Meeting of Stockholders (the “Annual Meeting”) will be held at the Company’s headquarters, One North Jefferson, St. Louis, Missouri, on Thursday, June 22, 2006, at 10 a.m. CDT. The Notice of Annual Meeting, Proxy Statement and Proxy Voting Card are mailed on or around May 16, 2006, to each stockholder of record at the close of business on May 1, 2006. The Proxy Statement describes the items of business to be voted on at the Annual Meeting and provides information on the Board of Directors’ nominees for director and their principal affiliations with other organizations as well as other information about the Company.

Dividend Payment

     The next four anticipated dividend payment dates are July 3 and October 2, 2006, and January 2 and April 2, 2007. However, the payment and rate of dividends on the Company’s common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company’s subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and NYSE. Such restrictions have never become applicable with respect to the Company’s dividend payments. See Note 6 (Net Capital Requirements) of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on the Company and its subsidiaries.

Stock Exchange Listing

     The Company’s stock is traded on the NYSE under the symbol AGE. The approximate number of stockholders on February 28, 2006, was 20,100. The approximate number of equity security holders of record includes customers who hold the Company’s stock in their accounts on the books of Edwards.

Registrar/Transfer Agent
The Bank of New York
Shareholder Relations Department–11E
P.O. Box 11258
Church Street Station
New York, New York 10286-1258
(800) 524-4458
www.stockbny.com

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Five-Year Summary

	February 28,	February 28,	February 29,	February 28,	February 28,
Year Ended	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Revenues
Asset management and service fees:
Distribution fees	$571,573	$498,026	$366,735	$336,636	$377,923
Fee-based accounts	386,585	323,769	246,943	225,888	220,315
Service fees	104,714	97,282	109,708	90,493	79,694
Total	1,062,872	919,077	723,386	653,017	677,932
Commissions:
Listed securities	449,401	440,680	448,035	387,483	403,921
Mutual funds	242,883	259,179	260,518	201,567	214,339
Insurance	195,476	192,019	205,622	185,249	174,281
Over-the-counter securities	81,545	94,478	115,425	70,864	111,065
Futures	24,632	25,536	27,758	19,331	13,289
Options	23,779	22,274	23,669	23,485	28,453
Total	1,017,716	1,034,166	1,081,027	887,979	945,348
Principal transactions:
Debt securities	131,284	178,395	217,224	252,688	246,131
Equities	78,826	75,504	79,662	58,436	73,553
Total	210,110	253,899	296,886	311,124	319,684
Investment banking:
Underwriting fees and selling concessions	168,963	174,555	240,094	184,220	186,839
Management fees	65,434	71,067	81,767	66,960	69,590
Total	234,397	245,622	321,861	251,180	256,429
Interest:
Margin account balances	138,466	107,611	74,662	86,189	150,365
Securities owned and deposits	42,871	21,132	21,470	20,474	23,451
Total	181,337	128,743	96,132	106,663	173,816
Other	44,334	30,288	6,384	10,239	6,592
Total Revenues	2,750,766	2,611,795	2,525,676	2,220,202	2,379,801
Interest expense	10,653	4,114	2,859	5,850	27,415
Net Revenues	2,740,113	2,607,681	2,522,817	2,214,352	2,352,386
Non-Interest Expenses
Compensation and benefits	1,741,588	1,699,156	1,642,999	1,448,199	1,551,898
Communication and technology	236,379	241,830	272,047	282,603	295,353
Occupancy and equipment	144,114	151,426	137,617	134,149	133,240
Marketing and business development	71,635	65,682	53,262	45,649	47,434
Floor brokerage and clearance	21,073	21,341	22,495	22,464	21,912
Other	164,705	133,839	149,123	109,854	128,029
Restructuring	—	—	—	—	82,462
Total Non-Interest Expenses	2,379,494	2,313,274	2,277,543	2,042,918	2,260,328
Earnings Before Income Taxes	360,619	294,407	245,274	171,434	92,058
Income Taxes	125,058	107,933	85,789	52,606	20,557
Earnings before cumulative effect of accounting
change	235,561	186,474	159,485	118,828	71,501
Cumulative effect of accounting change,
net of $1,655 of income taxes	2,768	—	—	—	—
Net earnings	$238,329	$186,474	$159,485	$118,828	$71,501

	February 28,	February 28,	February 29,	February 28,	February 28,
Year Ended	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Earnings per diluted share:
Earnings before cumulative effect of accounting
change	$3.06	$2.37	$1.97	$1.46	$0.88
Cumulative effect of accounting change, net of
income taxes*	0.04	—	—	—	—
Earnings per diluted share	$3.10	$2.37	$1.97	$1.46	$0.88
Per Share Data:
Cash dividends	$0.72	$0.64	$0.64	$0.64	$0.64
Book Value	$25.13	$23.21	$22.08	$20.92	$20.42
Other Data:
Total Assets	$4,664,269	$4,687,797	$4,436,085	$3,980,094	$4,187,170
Stockholders’ Equity	$1,899,249	$1,787,691	$1,778,319	$1,688,537	$1,647,796
Cash Dividends	$54,896	$49,392	$51,007	$51,034	$51,043
Pre-tax Return on Average Equity	19.8%	16.5%	14.1%	10.3%	5.6%
Return on Average Equity	12.9%	10.5%	9.2%	7.1%	4.4%
Pre-tax Net Earnings as a Percent of Net
Revenues	13.2%	11.3%	9.7%	7.7%	3.9%
Average Common and Common Equivalent
Shares Outstanding (Diluted)	76,984	78,766	80,990	81,177	81,282

*See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s Stock-Based Compensation Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (Year references, including those in charts, are to fiscal years ended February 28(29) unless otherwise specified)

Introduction

     Headquartered in St. Louis, Missouri, A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national investment firm of A.G. Edwards & Sons, Inc. (“Edwards”), that is a successor to a partnership founded in 1887. A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services. The total number of full-time employees increased by 90 to end the year at 15,480 (1 percent).

     The Company’s client base is comprised mostly of individual investors and includes corporations, governments, municipalities and financial institutions. The Company serves its clients through one of the securities industry’s largest branch-office networks with locations in all 50 states, the District of Columbia, London, England and Geneva, Switzerland. The Company added 17 locations during 2006, increasing its total to 738.

     The Company’s total number of financial consultants declined 66 to end the year at 6,824. Total client assets at the end of 2006 were $343 billion, an increase of $24 billion (8 percent) when compared to the end of 2005. Average client assets per financial consultant at the end of 2006 were $50.3 million, an increase of $4 million (9 percent).

Executive Summary

Economic/Market Conditions

     During 2006, the financial markets experienced a variety of significant events that contributed to their volatility and general lack of direction for much of the year, in spite of the fact the U.S. gross domestic product grew 3.5 percent in calendar 2005. Among those events, the Federal Reserve lengthened its string of interest-rate increases, nearly doubling the Fed Funds rate from 2.5 percent to 4.5 percent during the Company’s fiscal year and causing some investors to wonder about the longer-term health of the U.S. economy. These worries were further compounded in late December when yields on two-year U.S. Treasury notes became higher than those of 10-year U.S. Treasury notes, a situation known as an inverted yield curve and one that has preceded several economic recessions. Oil prices also weighed heavily on the financial markets, as crude oil spiked from roughly $52 per barrel at the start of fiscal 2006 to nearly $71 at its peak before settling to $61 at the end of the fiscal year. During the August-September timeframe, oil prices and economic concerns were agitated by the impact of hurricanes that severely affected the Gulf Coast region. The markets were also faced with reacting to terrorist actions in England, Iraq, Jordan and other parts of the Middle East.

     While the major market indices posted increases at the end of the fiscal year, they did not make their most significant gains until the fourth quarter. The Standard & Poor’s 500 Index (“S&P 500”) increased 77 points (6 percent), but increased 31 points in the fourth quarter alone to finish the fiscal year at 1,281. The Dow Jones Industrial Average was essentially flat through the first three quarters before rising 227 points (2 percent) for the fiscal year to close at 10,993. Only the Nasdaq Composite Index showed steady increases throughout the fiscal year, gaining 230 points (11 percent) to close at 2,281.

Regulatory Environment

     During 2006, the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers (“NASD”) and other federal and state regulators added or revised various rules and regulations for the securities industry. Of particular note, the SEC adopted rules effective April 15, 2005, with compliance dates between April 15, 2005, and January 31, 2006, concerning when broker-dealers providing advice will and will not be exempted from the Investment Advisers Act of 1940 (the “Advisers Act”). The rules require additional disclosures for certain brokerage accounts at Edwards and may make certain accounts and services subject to the Advisers Act that were not previously subject to the act or require changes in such accounts and services. Accounts and services subject to the Advisers Act are subject, among other things, to additional disclosures, a fiduciary standard of care and restrictions on certain transactions.

     Many firms in the securities industry were either required to enhance or voluntarily enhanced disclosures on the various forms of compensation earned in connection with the sale of certain investment products such as mutual funds, annuities, 529 college savings plans and insurance. Additionally, the Company implemented new NYSE and NASD rules governing the securities industry’s documentation, testing and reporting of supervisory internal controls, which are designed to prevent fraud, minimize errors, promote operating efficiency and reasonably ensure compliance with regulatory requirements and established Company policies.

     As with most other publicly held companies, the Company was subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly as it pertained to internal control over financial reporting. (See the “Controls and Procedures” section, Part II, Item 9A, for a detailed discussion of the Company’s report on internal control over financial reporting.)

Company Performance Summary

     Overall, for 2006, the Company posted its fourth consecutive year of increased net earnings, earnings per share, pre-tax profit margin and pre-tax return on average equity, and experienced its third consecutive year of increased net revenues.

     In 2006, the Company saw for the first time in its history a year in which commission revenues were not the largest component of net revenues. Asset-management and service-fee revenues became the largest revenue source, contributing 39 percent of the Company’s net revenues as compared to commissions, which contributed 37 percent. In addition to growing fee revenue from client assets in certain individual investments, the Company believes this change reflects a natural migration by clients toward fee-based programs and services to diversify their portfolios. The Company has responded to clients’ interests by broadening its array of fee-based programs and services to enhance the value of the full-service brokerage relationship.

     During 2006, client assets in fee-based accounts grew 22 percent, more than double the growth rate of total client assets, which increased 8 percent.

     Additionally on the revenue side, the Company’s 2006 results were positively influenced by growth in net interest revenues, which benefited from multiple increases in the prime rate, resulting in higher interest rates charged on client-margin balances although client margin balances declined modestly.

     On the expense side, compensation and benefits expenses in 2006 increased as a result of higher earnings and higher commissionable revenue generated by the Company’s financial consultants. As a partial offset to this increase, the Company posted its fourth consecutive year of declines in its communication and technology expenses. The 2006 communication and technology expense decline primarily was driven by the completion and implementation of various technology projects under the Company’s Gateway Initiative (see the “Liquidity and Capital Resources” section for additional discussion about the Gateway Initiative).

The Company’s results for 2006 compared to those for 2005:
     Net earnings – Increased $52 million (28 percent) to $238 million
     Diluted earnings per share – Increased $0.73 (31 percent) to $3.10
     Net revenues – Increased $132 million (5 percent) to $2.7 billion
     Pre-tax profit margin – Increased from 11.3 percent to 13.2 percent

The Company’s results for 2005 compared to those for 2004:
     Net earnings – Increased $27 million (17 percent) to $186 million
     Diluted earnings per share – Increased $0.40 (20 percent) to $2.37
     Net revenues – Increased $85 million (3 percent) to $2.6 billion
     Pre-tax profit margin – Increased from 9.7 percent to 11.3 percent

     The results for 2006 included $5 million in revenue for gains on the sale of shares in the Chicago Board of Trade (“CBOT”), $8 million of gains on Chicago Mercantile Exchange shares, and a $3 million gain on the sale of real estate. The 2006 results also reflected $6 million in tax benefits resulting from the resolution of certain tax matters, including $3 million in tax benefits from the resolution of tax matters related to technology research and development tax credits associated with the Company’s Gateway Initiative.

     In addition, the Company previously disclosed its March 1, 2005, early adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). As a result of this adoption, the Company was required to recognize in the first quarter of 2006 a one-time, $3 million after-tax benefit related to estimated future forfeitures of previously issued restricted-stock awards that were unvested as of March 1, 2005. The adoption of SFAS No. 123R additionally resulted in no expense for stock awards being recognized in 2006. Stock awards granted related to 2006 will be expensed over their service period, generally three years, beginning in 2007. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for further discussion. The operating results for 2005 and 2004 included restricted stock-award expense of $35 million and $31 million, respectively.

     The results for 2005 additionally included a $10 million charge in occupancy and equipment expenses, which represents the cumulative effect of correcting the recognition period for rent-escalation clauses and free-rent periods included in certain branch-office leases. The results for 2005 also included an $8 million credit in other expenses to correctly recognize state-registration fees for Edwards’ financial consultants over the registration period. The correcting entries were recorded in the fourth quarter of 2005 and were not material to the quarter, the year, or any prior period’s consolidated financial information.

     In both the 2006 vs. 2005 and the 2005 vs. 2004 comparisons, the Company’s results followed similar patterns: a general increase in net revenues paced by record results in asset-management and service-fee revenues, and growing net interest revenues, coupled with a decrease in communication and technology expenses. Compensation expenses increased in both year-over-year comparisons based on higher commissionable revenue and the Company’s increased profitability. A detailed discussion of the Company’s results of operations follows.

Results of Operations

     The following table and discussion summarize the changes in major categories of revenues and expenses for the past two fiscal years (dollars in thousands):

Increase (Decrease)	2006 vs. 2005		2005 vs. 2004
Revenues
Asset management and service fees	$143,795	16%	$195,691	27%
Commissions	(16,450)	(2)	(46,861)	(4)
Principal transactions	(43,789)	(17)	(42,987)	(14)
Investment banking	(11,225)	(5)	(76,239)	(24)
Interest	52,594	41	32,611	34
Other	14,046	46	23,904	374
Total Revenues	138,971	5	86,119	3
Interest expense	6,539	159	1,255	44
Net Revenues	$132,432	5%	$84,864	3%

Non-Interest Expenses
Compensation and benefits	$42,432	2%	$56,157	3%
Communication and technology	(5,451)	(2)	(30,217)	(11)
Occupancy and equipment	(7,312)	(5)	13,809	10
Marketing and business development	5,953	9	12,420	23
Floor brokerage and clearance	(268)	(1)	(1,154)	(5)
Other	30,866	23	(15,284)	(10)
Total Non-Interest Expenses	$66,220	3%	$35,731	2%

     The Company generates revenues primarily through Edwards. These revenues can be categorized into five main components: asset-management services, commission-based transactions, principal transactions, investment banking revenues and net interest revenue.

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

     The following table illustrates the composition of the Company’s net revenues for 2006, 2005 and 2004:

	2006	2005	2004
Asset management and service fees	39%	35%	28%
Commissions	37%	40%	43%
Principal transactions	8%	10%	12%
Investment banking	9%	9%	13%
Net interest	6%	5%	4%
Other	1%	1%	—%

     Following are descriptions of the Company’s revenue and expense components and its operational results in each:

Asset Management and Service Fees

     Revenues from asset-management services are based principally on the amount of certain client assets held by or through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance companies. The Company manages certain client assets through A.G. Edwards Trust Company FSB, a wholly owned subsidiary and federally chartered savings bank that provides investment advisory, portfolio management and trust services. In addition, the Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor.

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

     Effective October 1, 2005, the Company incorporated a new subsidiary, Gallatin Asset Management, Inc. (“Gallatin”), which combines what had been Edwards’ asset-management services and Edwards’ asset-manager research and performance-evaluation functions. Gallatin provides separately managed account and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms. Gallatin receives management fees for its services. Gallatin’s revenue contribution was not material to the Company’s 2006 results of operations.

     Asset-management and service-fee revenues reached an annual record of $1.1 billion in 2006, an increase of $144 million (16 percent). Fees received from third-party mutual funds, managed futures and insurance providers increased $78 million (21 percent) mainly as a result of increased asset values in these investment products. Service-fee revenues increased $7 million (8 percent) due to greater revenue from the Company’s asset accounts and investment-research services. These results were partially offset by a $4 million (3 percent) decline in fees received from the distribution of certain money funds, due mainly to a decrease in client assets in those money funds.

     The growth was also driven by a $63 million (19 percent) increase in revenue from the Company’s fee-based programs, generated in part by a 22 percent increase in the number of client accounts in these programs under third-party management or through the Company’s fee-based transaction accounts and trust services.

     Revenues from fee-based programs generally maintained a steady increase throughout 2006, largely ignoring market volatility. The Company’s fund-advisory programs were particularly strong, posting the highest asset-growth percentage among client assets in fee-based accounts (see table below). The number of client accounts in fund-advisory programs increased 40 percent during 2006, and the majority of new sales in fund-advisory programs were in portfolios entirely or largely comprised of equity-based investments.

     Client assets in fee-based accounts increased $7 billion (22 percent) from February 28, 2005, to February 28, 2006, and increased $3 billion (13 percent) from February 29, 2004, to February 28, 2005. An analysis of assets in fee-based accounts from these time periods is detailed below (dollars in millions):

	February 28,	February 28,		February 29,
Assets in fee-based accounts	2006	2005	2006 vs. 2005	2004	2005 vs. 2004
Fund advisory programs	$14,059	$9,871	42%	$7,096	39%
Separately managed accounts	12,030	11,438	5%	10,997	4%
Company-managed and other fee-based
accounts	11,357	9,443	20%	9,182	3%
Total assets in fee-based accounts	$37,446	$30,752	22%	$27,275	13%

     In 2005, asset-management and service-fee revenues increased $196 million (27 percent) over 2004 primarily based on the same reasons as those discussed in comparing 2006 to 2005. The 2005 results additionally reflect a $43 million (146 percent) increase in revenues from fees received in connection with the distribution of certain third-party money market funds offered by the Company. In the third quarter of 2004, shareholders in these money market funds voted to lift the funds’ expense caps.

     Edwards announced that, effective March 15, 2006, it increased by $0.50 the postage and handling fee on stock, option, bond, commodity and certain mutual fund transactions to $5.50. The impact of these changes on the Company’s future results of operations cannot be determined with certainty and will be based primarily on client activity in these types of investments.

Commissions

     The Company generates commission revenues when acting as an agent for client activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, insurance products, futures and options. These revenues can be affected by trading volumes, by the dollar value of individual transactions, by market and economic conditions, and by investor sentiment because the Company’s clients are primarily retail-oriented.

     Commission revenues for 2006 declined $16 million (2 percent) from 2005. While commissions from listed-stock transactions increased $9 million (2 percent), commissions in over-the-counter equities declined $13 million (14 percent). Meanwhile, commissions from transactions in mutual funds declined $16 million (6 percent) and commissions from commodities and financial futures decreased $1 million (4 percent). These declines were partially offset by a $2 million (7 percent) increase in revenues from options transactions and a $3 million (2 percent) increase in transaction revenues from insurance products.

     When comparing equity and mutual fund transaction revenues to the S&P 500, the Company noticed a generally consistent pattern of increased revenues from these areas in months when the S&P 500 reached various peaks and client activity followed suit, specifically in March, August and January. Revenues from insurance products were generally steady from quarter to quarter, as clients sought these products to help diversify their portfolios. Additionally, the strong pace of asset growth in fee-based programs suggested greater client interest in these programs versus individual transactions.

     The reasons above generally apply for the $47 million (4 percent) decrease in commission revenues from 2005 to 2004, with the exception of a $14 million (7 percent) decrease in variable annuities resulting from decreased client interest.

     Edwards announced that, effective March 15, 2006, it increased commissions on agency equity and option transactions in the aggregate by approximately 5 percent. The impact of these changes on the Company’s future results of operations cannot be determined with certainty and will be based primarily on client activity in these types of investments.

Principal Transactions

     The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses resulting from the sale and holding of securities positions for resale to clients are included in principal transaction revenues.

     Principal-transaction revenues in 2006 decreased $44 million (17 percent). The overall decline in this revenue category was driven almost entirely by a slowdown in client activity in the fixed-income markets, as evidenced by a $17 million (19 percent) decrease in revenue from municipal-bond transactions, a $17 million (39 percent) decrease in corporate-debt transactions and a $13 million (29 percent) decrease in revenue from government-debt transactions. These decreases were partially offset by a $3 million (4 percent) increase in revenues from transactions in equity securities held in the Company’s inventory.

     As noted earlier, yields on two-year U.S. Treasury notes became higher than those of 10-year U.S. Treasury notes, a situation known as an inverted yield curve and one that has preceded several economic recessions. The pending – and eventual, as it occurred in December 2005 – inversion of these yields, coupled with a steady increase in the federal funds rate, prompted clients either to decrease their activity in fixed-income securities or direct their assets into shorter-maturity securities, both of which had a dampening effect on the Company’s principal-transaction revenues. As an exception to the overall decrease in this revenue line, equity revenues from principal transactions displayed their strongest periods in the months of August, September, December and January.

     Principal-transaction revenues in 2005 decreased $43 million (14 percent). The reasons behind the 2005 vs. 2004 results for the Company’s principal-transaction revenues generally match those noted in the 2006 vs. 2005 comparison, with the exception of a $4 million (5 percent) decrease in revenues from equity transactions, which reflected decreased activity in over-the-counter equity markets.

Investment Banking

     Investment banking revenues result primarily from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients of Edwards in the case of exchange-traded funds and related products. Investment banking revenues vary depending on the number and size of transactions successfully completed and generally are received in the form of underwriting fees or selling concessions. Additionally, the Company receives fees for financial advisory services, including advice on mergers and acquisitions, restructurings, and other strategic advisory needs.

     Investment banking revenues in 2006 decreased $11 million (5 percent). While underwriting fees and selling concessions from corporate-equity products were essentially flat for the year, underwriting fees and selling concessions from corporate-debt products decreased $7 million (23 percent) and government-debt products decreased $4 million (66 percent). Management fees in 2006 decreased $6 million (8 percent). These results were partially offset by a $5 million (28 percent) increase in underwriting fees and selling concessions from municipal-debt products.

     The flatness in revenue from corporate-equity products largely resulted from a lower number of closed-end funds available to underwrite, offset by the Company maintaining a solid underwriting presence in the areas of energy, real estate and healthcare.

     The decrease in revenue from underwriting corporate-debt products was due largely to alternative financing sources serving as a deterrent for corporations to issue new debt. The decrease in revenue from underwriting government-debt products was due mainly to the lack of available issues in this area.

     For municipal underwritings, the Company benefited from municipal issuers nationwide taking advantage of the interest-rate environment either to refinance existing debt, as interest rates were generally lower than when the debt was originally issued, or to issue new debt offerings ahead of anticipated interest-rate increases. The Company’s results in this area were led by a 31 percent increase in the number of lead-managed, municipal-debt underwritings in 2006 compared to 2005.

     When comparing 2005 to 2004, revenues from investment banking activities decreased $76 million (24 percent). The reasons for the decline in 2005 are generally the same as those for 2006, with the exception of a $3 million (16 percent) decrease in underwriting fees and selling concessions from municipal-debt products, as the rising interest-rate environment caused many municipalities not to issue new debt.

Net Interest Revenue

     Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients.

     Interest revenue net of interest expense increased $46 million (37 percent) in 2006. While average client margin balances declined from $2.1 billion to $1.9 billion during the year, a 36 percent increase in the prime rate – the base rate the Company uses for charging interest on average margin balances – largely accounted for a $31 million (29 percent) increase in revenue from margin balances. The decline in average margin balances is believed to be, in part, the by-product of more client assets moving to fee-based programs, most of which do not allow clients to have margin accounts. Higher interest rates also benefited revenues from the Company’s short-term investments, which increased $10 million (172 percent) in 2006. Additionally, the average inventory of securities held for clients, particularly fixed-income securities, saw temporary increases during the year. These increases, along with higher interest rates and dividend payments from equity securities held in inventory, contributed to an $11 million (76 percent) revenue increase from this inventory.

     The following charts detail the average client margin balances during each quarter of 2006 and the average rate charged on those balances:

     In 2005, interest revenue net of interest expense increased $31 million (34 percent). In addition to the reasons cited for the 2006 increase in revenues from this category, the Company changed in January 2004 the base rate upon which margin interest is calculated from the broker call rate to the prime rate. The Company also saw slight increases in average client margin balances in 2005.

Other Revenue

     Other revenue increased $14 million (46 percent) in 2006. The 2006 results included a $5 million gain on the sale of shares in the Chicago Board of Trade (“CBOT”) that the Company was not required to own for CBOT membership. Other revenue also included a $3 million gain on the sale of real estate and a $13 million increase in revenue from the Company’s private-equity investments. The increase was partially offset by a $2 million decrease in gains the Company recorded in 2006 versus 2005 for the sale of shares in the Chicago Mercantile Exchange (“CME”) and the mark-to-market on other CME shares the Company currently holds. Both the 2005 and 2006 sales of CME shares resulted from lowered shareholding requirements for CME membership.

     Other revenue in 2005 increased $24 million over 2004, reflecting gains of $10 million on the sale of CME shares and the mark-to-market on other CME shares the Company held above CME’s membership requirement. Other revenue for 2005 additionally reflected a $6 million insurance settlement as a result of business interruptions following September 11, 2001, and a $10 million increase in private-equity valuations.

Expenses

     The Company’s expenses are categorized into six components: compensation and benefits, communication and technology, occupancy and equipment, marketing and business development, floor brokerage and clearance and other expenses.

Compensation and Benefits

     Compensation and benefits expenses comprise the largest components of the Company’s overall expenses. Most of these expenses are variable in nature and relate to commissionable revenue, which refers to revenue upon which commissions are paid to the Company’s financial consultants based upon transaction-based or asset-management services, and to incentive compensation, which is largely based on the profitability of the Company. This expense category also includes employee healthcare insurance costs.

     Compensation and benefits expenses in 2006 increased $42 million (2 percent). Commission expense increased $11 million (1 percent). Incentive compensation increased $4 million (1 percent). Administrative salaries increased $6 million (2 percent), and healthcare insurance costs increased $5 million (9 percent).

     The increase in commission expense was primarily the result of higher commissionable revenue from fee-based programs. The increase in incentive compensation was due mainly to two factors: 1) the Company’s 28 percent increase in net earnings during 2006, and 2) top-producing financial consultants qualifying for larger sales bonuses based on their 2006 revenue-production levels. The increase in administrative salaries largely reflected general salary increases and a net increase of 200 support employees during 2006. The increase in healthcare insurance costs also was mainly a reflection of generally higher individual claims during the year.

     As an offset to other incentive-compensation expenses, the Company’s early adoption of SFAS No. 123R resulted in no expense for stock awards being recognized in 2006. Stock option and restricted stock awards granted for 2006 will be expensed over their service period, generally three years, beginning in 2007. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for further discussion.

     Compensation and benefits expenses in 2005 increased $56 million (3 percent). Commissions paid to the Company’s financial consultants and incentive compensation increased $32 million (3 percent) as a result of increased sales and earnings. Administrative salaries and other fixed components increased $24 million (5 percent) as a result of general wage increases and higher medical costs. Compensation and benefits expenses for 2005 and 2004 included restricted stock-award expense of $35 million and $31 million, respectively. Under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, the Company did not recognize any associated compensation expense related to stock options in 2005 and 2004.

     Edwards announced that, effective April 3, 2006, it lowered the commission payout schedule to its financial consultants on transactions of listed equities, over-the-counter equities, mutual funds, new issues, life insurance and annuities. The payout changes vary depending on the type of investment transaction, along with the dollar amount of individual transactions. The impact of these changes on the Company’s future results of operations cannot be predicted with certainty and will be based on client activity in these types of investments and the overall revenue productivity of Edwards’ financial consultants.

Communication and Technology

     Communication and technology expenses represent those costs associated with operating the Company’s back-office systems and technology infrastructure, which includes computer software and hardware – and the amortization and depreciation of each – along with data and trade processing. This expense line also includes costs for outside technology consultants assigned to the Company’s various technology projects and needs. Additionally, account-statement printing and mailing, telephone service, and technology repairs and maintenance all fall under this expense category.

     The Company has focused on making a larger portion of its non-compensation expenses more variable in nature, particularly those expenses related to its back-office systems. A significant step toward this objective was taken with the May 2005 migration of the Company’s core securities-processing operations to an application service provider.

     Communication and technology expenses declined $5 million (2 percent) in 2006. As the Company completed several projects under its Gateway Initiative during 2006, it was able to decrease professional expenses for outside technology consultants by $20 million (52 percent). Amortization and depreciation expenses decreased $7 million (9 percent) as a result of several technology assets becoming fully depreciated. Partially offsetting these decreases were an $11 million increase from securities-processing expenses associated with the conversion of securities-processing operations to an application service provider and a $14 million (40 percent) increase in data-processing, postage and mailing expenses associated with data-processing services provided by an outside service provider.

     Communication and technology expenses decreased $30 million (11 percent) in 2005 largely resulting from decreased depreciation and lower leasing costs associated with financial consultants’ workstations and lower amortization of the development costs associated with the Company’s online account access service. These decreases were partially offset by increased professional expenses for outside technology consultants working on the Company’s Gateway Initiative.

Occupancy and Equipment

     Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with equipment and leasehold improvements in those locations.

     In 2006, occupancy and equipment expenses decreased $7 million (5 percent). The decrease was primarily due to the $10 million charge in 2005 recorded to correct the recognition period for rent-escalation clauses and lease incentives in certain branch-office leases. The decrease was partially offset by a $3 million (8 percent) increase in amortization expenses for leasehold improvements.

     In 2005, occupancy and equipment expenses increased $14 million (10 percent) primarily due to the $10 million charge recorded to correct the recognition period for rent-escalation clauses and lease incentives included in certain branch-office leases.

Marketing and Business Development

     Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

     Marketing and business development expenses increased $6 million (9 percent) in 2006 primarily due to a $6 million (23 percent) increase in advertising expenses associated with the Company’s branding initiative and other business promotion expenses. Expenses related to the Company’s branding initiative totaled $23 million in 2006.

     In 2005, marketing and business development expenses increased $12 million (23 percent) primarily as a result of additional advertising expenses associated with the Company’s branding initiative.

All Other Expenses

     All remaining operational expenses are largely related to professional expenses for legal, regulatory and audit consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

     All remaining operational expenses in 2006 increased $31 million (20 percent) due largely to a $10 million (34 percent) increase in reserves and settlements for various legal and regulatory matters, a $10 million (21 percent) increase in professional expenses for legal and regulatory consulting services, and a $9 million (165 percent) increase in registration fees due mainly to an $8 million credit recorded in 2005 to correctly recognize state registration fees for the Company’s financial consultants over the registration period.

     All remaining operational expenses in 2005 decreased $16 million (10 percent). The decline was due primarily to charges in 2004 related to the Georgia consent order described in Item 3. “Legal Proceedings”, mutual fund breakpoint discount reserves and the $8 million credit for state registration fees referenced above. These were partially offset by a $17 million increase in legal and consulting service expenses as a result of additional resources needed to address various regulatory changes, investigations and legal matters.

Income Taxes

     The Company’s effective tax rate was 34.7 percent for 2006 compared with 36.7 percent in 2005. The decrease in the effective tax rate was due in part to the recognition of $6 million in tax benefits from the resolution of certain tax matters during 2006, including $3 million in tax benefits from the resolution of tax matters related to technology research and development tax credits associated with the Company’s Gateway Initiative.

Future Impact of NYSE-Archipelago Merger

     On March 7, 2006, the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. (“Archipelago”) closed a merger agreement and formed a new holding company, NYSE Group, Inc. (“NYSE Group”). In the merger, NYSE members were entitled, and the Company elected, to receive $404,640 and 78,601 shares of NYSE Group common stock for each NYSE membership seat. The shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. The NYSE Group board of directors authorized a secondary distribution, and the Company sold 58,943 shares in the offering, at a price of $60.27 per share. The Company may sell additional shares pursuant to the underwriters’ over-allotment option, which expires June 5, 2006. In addition, Edwards will have to purchase trading licenses through a modified Dutch auction process every year in order to receive the right to trade securities on the floor of the exchange. On January 4, 2006, Edwards purchased four NYSE trading licenses at a price of $49,290 each.

     At February 28, 2006, Edwards had four NYSE membership seats included in other assets on the consolidated balance sheet at a total cost of $491,000. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the remaining shares, the Company expects to record a significant gain in the first quarter of 2007. Subsequent gains or losses will be recorded as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

Impact of Change in Accounting Principle for Stock Awards to Retirement Eligible Employees

     Effective March 1, 2006 the Company changed its accounting for restricted-stock and stock-options awards (collectively referred to as the “Awards”) granted to retirement-eligible employees from expense recognition on grant date to expense recognition over the fiscal year the Award is earned. As a result of this accounting change and starting in 2007, the Company will accrue an expense throughout each fiscal year representing an estimate of Awards to be granted to retirement-eligible employees as a result of such fiscal year’s service rather than recognize the expense on grant date, which occurs in the first quarter of the subsequent fiscal year. The accounting for Awards to non retirement-eligible employees will not change and will be recognized over the service period, generally three years from grant date.

     Due to this change in the Company’s accounting policy, Awards to retirement-eligible employees for 2006 totaling approximately $19 million will be accounted for in accordance with SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This amount, net of taxes, will be retrospectively applied to 2006 financial statements, including interim financial statements. This means that beginning with 2007, an adjustment will be made to the opening balances as if the change in accounting for Awards to retirement eligible employees had been in effect in prior periods. The result will be that the opening balance of retained earnings will be reduced by the amount of the Award, net of taxes, for retirement-eligible employees for 2006.

     Employees, including retirement-eligible employees, were granted 1,030,024 restricted shares with a market value of approximately $53 million, and 308,170 options on April 17, 2006.

Litigation and Regulatory Matters

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company, but could be material to the operating results in one or more periods.

     See Item 3.  “Legal Proceedings” for further discussion of legal and regulatory matters.

Liquidity and Capital Resources

     The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $28 million and $32 million and average securities-lending arrangements of $144 million and $196 million for the years ended February 28, 2006 and 2005, respectively, were primarily used to finance customer margin transactions.

     The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $193 million, including internal development costs, to fund this program. Total costs through February 28, 2006, were $178 million, of which $49 million was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. Since the conversion, an application service provider has provided the software and computer operations that support substantially all of the Company’s securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $11 million a year with an expected range of payments of between $18 million and $22 million a year.

     The Company has substantially completed the major components of the Gateway Initiative and its designated budget. Additionally, approximately $10 million of the $15 million remaining in the Gateway Initiative budget is related to a conditional payment based on the terms of the Hosting and Services Agreement with the application service provider. This payment, if incurred, is at the Company’s discretion and would not be made any earlier than 2012. Therefore, the Company will no longer provide budgetary updates on this program. Expenses related to the Gateway Initiative, the Hosting and Services Agreement and other technology projects will continue to be reflected in the Communication and Technology and the Compensation and Benefits expense reporting lines as appropriate.

     While the Company’s migration of its back-office systems is intended to better align trade-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 15 to 18 months remaining. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

     In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 3,204,769 shares at an aggregate cost of $142 million during the year ended February 28, 2006 and purchased 7,026,392 shares at an aggregate cost of $250 million during the year ended February 28, 2005. At February 28, 2006, the Company had up to 6,458,086 shares available for repurchase under the November 2004 stock-repurchase authorization.

     In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 153,021 shares at an aggregate cost of $7 million during the year ended February 28, 2006. At February 28, 2006, the Company had up to 4,846,979 shares available for repurchase under this authorization.

Tabular Disclosure of Contractual Obligations

     The following table summarizes information about the Company’s long-term contractual commitments and obligations as of February 28, 2006 (dollars in thousands):

					More than 5
Contractual Obligations	Total	2007	2008-2009	2010-2011	years
Operating lease obligations	$452,200	$89,200	$154,400	$105,000	$103,600
Communications, technology, and other
service commitments	222,000	86,000	93,800	28,600	13,600
	$674,200	$175,200	$248,200	$133,600	$117,200

     The Company had committed $117 million to various private equity investments, of which $35 million remained unfunded at February 28, 2006. These commitments are subject to calls by the partnerships, as funds are needed.

     In November 2005, the Company’s Board of Directors authorized an increase in the quarterly dividend from $0.16 per share to $0.20 per share. The most recent quarterly dividend payouts reflecting the increase were made on January 3, 2006, and April 3, 2006, to shareholders of record on December 9, 2005, and March 10, 2006, respectively.

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

     Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At February 28, 2006, Edwards’ net capital of $588 million was $544 million in excess of the minimum requirement.

Critical Accounting Policies

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

Valuation of Investments

     The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are cost, terms and liquidity of the investment, the sale price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yields that are publicly traded, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, and other factors generally pertinent to the valuation of investments.

Legal Reserves and Regulatory Matters

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserve for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the results of judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel believes, that resolution of all such matters are not expected to have a material adverse effect on the consolidated balance sheets, statements of earnings or statements of cash flows of the Company, but could be material to the operating results in one or more periods.

     See Item 3.  “Legal Proceedings” for further discussion of legal and regulatory matters.

Allowance for Doubtful Accounts From Customers

     Receivables from customers consist primarily of floating rate loans collateralized by margin securities. Management estimates an allowance for doubtful accounts to reserve for potential losses from unsecured and partially secured customer accounts deemed uncollectible. The facts and circumstances surrounding each receivable and the number of shares, price and volatility of the underlying collateral are considered by management in determining the allowance. Management continually evaluates its receivables from customers for collectibility and possible write-off. The Company manages the credit risk associated with its receivables from customers through credit limits and continuous monitoring of collateral.

Income Taxes

     The Company operates in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate tax liability in any given year. Actual results could vary from these estimates. In management’s opinion, adequate provisions for income taxes have been made for all years.

Software Development Costs

     The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” to account for costs associated with internally developed software. The Company capitalizes the costs associated with software development based on guidance provided in the statement. The primary factors considered in determining the amount to capitalize include the stage of the development effort and the type of work being performed. Only costs incurred during the application development stage are capitalized. When placed in service, these costs are typically amortized over three years and are included in Communication and Technology expense on the Company’s consolidated statements of earnings.

Valuation of Stock Options

     Effective March 1, 2005, the Company early adopted SFAS No. 123R of equity instruments to account for awards to employees. SFAS No. 123R requires measurement of the cost of employee services received in exchange for an award based on the fair value of the award on the grant date. Prior to the adoption of SFAS No. 123R, the Company applied the provisions of APB Opinion No. 25, and related interpretations to account for options granted under its Incentive Stock Plan. Based on the provisions of this plan, no compensation expense had been recognized for options issued under this plan. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Additionally, SFAS No. 123R requires the Company to estimate the number of instruments for which the required service is expected to be rendered. The Company estimates forfeitures using historical forfeiture rates for previous grants of equity instruments.

Recent Accounting Pronouncements

     In March 2005, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Beginning March 1, 2006, the Company will apply SFAS No. 154 as appropriate, on a prospective basis.

     In June 2005, the FASB ratified the consensus reached by the EITF on issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. The provisions of EITF 04-5 are not applicable to limited partnerships or similar entities accounted for as variable interest entities (VIEs) pursuant to FASB Interpretation No. 46 (revised December 2003) (“FIN 46(R)”). Therefore, the Company has determined that EITF 04-5 will have no impact on the Company’s consolidated financial statements as of February 28, 2006, as the investment in partnerships in which the Company is General Partner have been determined to be VIEs and have been accounted for pursuant to the provisions of FIN 46(R).

Risk Management

General

     Risk is an inherent part of the Company’s business operations, and the business activities of the Company expose it to a variety of risks. The principal risks to the Company are operational, legal and regulatory, credit and market risk. Since these risks cannot be completely eliminated, the effective and efficient management of these risks is critical to the financial stability and long-term profitability of the Company. Company management oversees the identification and assessment of the various risks and the development of appropriate risk mitigation activities, which primarily consist of internal controls, policies, and procedures. The execution of the risk mitigation activities is carried out at the business-unit level. Furthermore, the Internal Audit Department, reporting directly to the Audit Committee, provides independent assessments on the effectiveness of the risk management activities occurring throughout the Company. The following discussion highlights the principal risks faced by the Company and provides examples of how these risks are managed.

Operational Risk

     Operational risk refers to the risk of loss resulting from inadequate or failed processes, people and systems, or from external events. This includes, but is not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, and inadequacies or breaches in the Company’s control processes. The Company operates in diverse markets and is reliant on the ability of its employees, its internal systems, and the systems of its third-party vendors to process a large number of transactions. In the event of a breakdown or improper operation of the Company’s or third-party’s systems or improper actions by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

     In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. For example, the Company has procedures that require that all transactions are accurately recorded and properly reflected in the Company’s books and records and are confirmed on a timely basis, that position valuations are subject to periodic independent review procedures, and that collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances. Additionally, business continuity plans have been developed and are periodically tested for critical processes and systems, and appropriate controls have been implemented to provide oversight of the activities conducted by third-party vendors.

Legal and Regulatory Risk

     Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Company, and the risk that a counterparty’s performance obligations will be unenforceable. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In connection with its business, the Company has various procedures addressing significant topics such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, extension of credit, money laundering, privacy, and record keeping. The Company also has established procedures that are designed to ensure that senior management’s policies relating to conduct, ethics and business practices are followed.

Credit Risk

     Credit risk is the risk of loss resulting from a client or counterparty failing to satisfy its contractual obligations with the Company or from the value of collateral held by the Company to secure obligations proving to be insufficient. The Company is primarily exposed to credit risk in its role as a lender to its customers and as a trading counterparty to dealers and customers.

     The primary source of the Company’s credit exposure is through customer margin accounts, which are collateralized in accordance with internal and regulatory guidelines and monitored on a daily basis. Additional collateral is requested from customers when necessary to maintain compliance with internal and regulatory guidelines. Large customer margin loans and those margin loans related to concentrated or restricted positions are evaluated by the Company’s Credit Committee, and the collateral requirements are increased if deemed necessary.

     The Company is also exposed to credit risk by providing clearing services for securities transactions in its client accounts and by participating in the securities lending business. The Company has an obligation to settle transactions with clearing organizations and other financial institutions and is exposed to loss if a client or counterparty fails to meet its obligations to the Company. The Company executes securities lending activity in order to obtain financing and securities to support its business activities and its customers’ trading activities. In most cases, the customer or counterparty has provided financial instruments as collateral for these transactions. The collateral value is monitored and additional collateral is obtained when appropriate.

     See Note 11 (Financial Instruments — Off-Balance Sheet Risk and Concentration of Credit Risk) of the Notes to Consolidated Financial Statements for additional information related to credit risk.

Market Risk

     Market risk is the risk of loss resulting from fluctuations in interest rates and/or equity prices. The Company is exposed to market risk to the extent it maintains positions in fixed-income and equity securities. The Company’s primary exposure to market risk comes from maintaining an inventory of security positions to provide investment products for its clients. The Company purchases only inventory that it believes it can readily sell to its clients, thus reducing the Company’s exposure to liquidity risk but not market fluctuations.

     The Company primarily manages its market risk through the establishment and monitoring of trading policies and securities inventory guidelines and through the implementation of control and review procedures. On a daily basis, management monitors trading results, current inventory levels, concentrated inventory positions, and aged inventory positions. Any exceptions are carefully monitored by management. Real-time inventory data allows for intraday inventory management, and there is daily communication between trading department management and senior management regarding the Company’s inventory positions and risk profile.

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

     Interest Rate Risk. Interest rate risk refers to the risk of changes in the level or volatility of interest rates, in the speed of payments on mortgage-backed securities, in the shape of the yield curve and in credit spreads. The Company is exposed to this risk as a result of maintaining inventories of interest-rate-sensitive financial instruments. This is the Company’s primary market risk.

     The Company elects to use a sensitivity analysis approach to express the potential decrease in the fair value of the Company’s debt inventory consisting of interest-rate-sensitive financial instruments. The Company calculated the potential loss in fair value of its debt inventory by calculating the change in the offering price of each inventory item resulting from a 10 percent increase in either the Treasury yield curve for taxable products or the Municipal Market Data Corporation’s AAA rated yield curve for tax-exempt products. Using this method, if such a 10 percent increase occurred, the Company calculated a potential loss in fair value of its debt inventory of $10 million at February 28, 2006, and $4 million at February 28, 2005.

     Equity Price Risk. Equity price risk refers to the risk of changes in the level or volatility of the price of equity securities. The Company is exposed to this risk as a result of its market making activities and other investment activities. At February 28, 2006, and February 28, 2005, the potential daily loss in the fair value of equity securities related to the Company’s market-making activities was not material.

     Included in Investments are $151 million in mutual funds that the Company uses to hedge its deferred compensation liability. The potential daily gain or loss in the fair value of these mutual funds is offset by a similar potential change in the value of the deferred compensation liability. Also included in Investments are $158 million in private equity investments that are subject to a high degree of volatility and management estimates, and may be susceptible to significant fluctuations particularly in the near term.

Forward-Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, regulatory changes and actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, price adjustments, the impact of outsourcing agreements, the impact of SFAS No. 123R, the future impact of the merger between the NYSE and Archipelago, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. See Item 1A. “Risk Factors” of this Form 10-K for additional discussion surrounding Risk Factors. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management – Market Risk” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplemental Data

     The quarterly financial data required by this item is included under Item 5 of Part II of this Form 10-K under the caption “Quarterly Financial Information.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 28, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index as Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective March 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
May 2, 2006

Financial Statements

A.G. Edwards, Inc.
Consolidated Balance Sheets

	February 28,	February 28,
	2006	2005
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and cash equivalents	$178,173	$209,039
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	272,881	392,241
Securities purchased under agreements to resell	195,000	235,540
Securities borrowed	205,774	117,302
Receivables:
Customers, less allowance for doubtful accounts of $2,600 and $8,045	2,084,278	2,236,170
Brokers and dealers	187,092	37,387
Clearing organizations	809	1,514
Fees, dividends and interest	118,465	104,605
Securities inventory, at fair value:
State and municipal	284,539	190,150
Government and agencies	71,188	152,532
Corporate debt	35,638	20,662
Equities	22,788	36,859
Investments	367,822	337,394
Property and equipment, at cost, net of accumulated depreciation and
amortization of $723,054 and $715,328	485,287	503,976
Deferred income taxes	99,740	60,189
Other assets	54,795	52,237
	$4,664,269	$4,687,797
Liabilities and Stockholders’ Equity
Checks payable	$313,448	$299,120
Short-term bank loans	—	16,400
Securities loaned	200,988	207,012
Payables:
Customers	1,102,040	749,901
Brokers and dealers	118,403	655,486
Clearing organizations	37,561	80,252
Securities sold but not yet purchased, at fair value:
State and municipal	5,055	9,509
Government and agencies	21,041	21,366
Corporate debt	18,174	2,970
Equities	1,372	2,594
Employee compensation and related taxes	476,217	440,833
Deferred compensation	228,548	223,821
Income taxes	22,453	7,378
Other liabilities	219,720	183,464
Total Liabilities	2,765,020	2,900,106
Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	293,362	295,478
Retained earnings	2,306,147	2,137,114
	2,695,972	2,529,055
Less: Treasury stock, at cost (20,872,779 and 19,442,437 shares)	796,723	741,364
Total Stockholders’ Equity	1,899,249	1,787,691
	$4,664,269	$4,687,797

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Earnings

	February 28,	February 28,	February 29,
Year Ended	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues
Asset management and service fees	$1,062,872	$919,077	$723,386
Commissions	1,017,716	1,034,166	1,081,027
Principal transactions	210,110	253,899	296,886
Investment banking	234,397	245,622	321,861
Interest	181,337	128,743	96,132
Other	44,334	30,288	6,384
Total Revenues	2,750,766	2,611,795	2,525,676
Interest expense	10,653	4,114	2,859
Net Revenues	2,740,113	2,607,681	2,522,817
Non-Interest Expenses
Compensation and benefits	1,741,588	1,699,156	1,642,999
Communication and technology	236,379	241,830	272,047
Occupancy and equipment	144,114	151,426	137,617
Marketing and business development	71,635	65,682	53,262
Floor brokerage and clearance	21,073	21,341	22,495
Other	164,705	133,839	149,123
Total Non-Interest Expenses	2,379,494	2,313,274	2,277,543
Earnings Before Income Taxes	360,619	294,407	245,274
Income Taxes	125,058	107,933	85,789
Earnings before cumulative effect of accounting change	235,561	186,474	159,485
Cumulative effect of accounting change, net of
$1,655 of income taxes	2,768	—	—
Net Earnings	$238,329	$186,474	$159,485
Earnings per diluted share:
Earnings before cumulative effect of
accounting change	$3.06	$2.37	$1.97
Cumulative effect of accounting change,
net of income taxes	0.04	—	—
Earnings per diluted share	$3.10	$2.37	$1.97
Earnings per basic share:
Earnings before cumulative effect of
accounting change	$3.07	$2.39	$1.99
Cumulative effect of accounting change,
net of income taxes	0.04	—	—
Earnings per basic share	$3.11	$2.39	$1.99

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Stockholders’ Equity
Three Years Ended February 28, 2006

		Additional			Total
	Common	Paid-In	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
	(Dollars in thousands, except share and per share amounts)
Balances, March 1, 2003	$96,463	$289,028	$1,943,325	$(640,279)	$1,688,537
Net Earnings			159,485		159,485
Dividends declared - $0.64
per share			(51,007)		(51,007)
Treasury stock acquired				(105,455)	(105,455)
Stock Issued:
Employee stock purchase/
option plans		3,883	(22,241)	79,284	60,926
Restricted stock		(212)		26,045	25,833
Balances, February 29, 2004	96,463	292,699	2,029,562	(640,405)	1,778,319
Net Earnings			186,474		186,474
Dividends declared - $0.64
per share			(49,392)		(49,392)
Treasury stock acquired				(250,123)	(250,123)
Stock Issued:
Employee stock purchase/option plans.		1,761	(25,436)	112,582	88,907
Restricted stock		1,018	(4,094)	36,582	33,506
Balances, February 28, 2005	96,463	295,478	2,137,114	(741,364)	1,787,691
Net Earnings			238,329		238,329
Dividends declared - $0.72
per share			(54,894)		(54,894)
Treasury stock acquired				(148,834)	(148,834)
Stock Issued:
Employee stock purchase/
option plans		4,287	(13,671)	90,104	80,720
Restricted stock		(6,403)	(731)	3,371	(3,763)
Balances, February 28, 2006	$96,463	$293,362	$2,306,147	$(796,723)	$1,899,249

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Cash Flows

	February 28,	February 28,	February 29,
Year Ended	2006	2005	2004
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net earnings	$238,329	$186,474	$159,485
Cumulative effect of accounting change, net of $1,655 of income taxes	(2,768)	—	—
Noncash and nonoperating items included in earnings:
Depreciation and amortization	103,612	111,519	127,296
Stock based compensation	702	33,076	29,384
Deferred income taxes	(41,206)	34,002	(416)
(Gain) Loss on investments, net	(33,826)	(21,798)	598
(Gain) Loss on disposal of property and equipment	(2,169)	242	(430)
Allowance for doubtful accounts	588	(916)	1,274
(Increase) decrease in operating assets:
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	119,360	(18,515)	(270,012)
Securities purchased under agreements to resell	40,540	(213,185)	197,645
Securities borrowed	(88,472)	(11,268)	(28,904)
Receivable from customers	151,304	137,753	(313,603)
Receivable from brokers and dealers	(149,705)	(23,499)	7,304
Receivable from clearing organizations	705	(709)	472
Fees, dividends and interest receivable	(13,860)	(14,552)	(30,002)
Securities inventory	(13,950)	6,447	13,384
Trading investments, net	(5,748)	(11,134)	(43,478)
Other assets	(2,558)	(12,723)	11,504
Increase (decrease) in operating liabilities:
Checks payable	14,328	41,554	21,041
Securities loaned	(54,515)	68,224	(19,824)
Payable to customers	352,139	(375,113)	164,335
Payable to brokers and dealers	(537,083)	612,038	(15,615)
Payable to clearing organizatons	(42,691)	(29,751)	34,155
Securities sold but not yet purchased	9,203	(8,469)	9,468
Employee compensation and related taxes	35,384	69	94,472
Deferred compensation	4,727	17,087	36,044
Income taxes	15,075	(1,521)	(1,582)
Other liabilities	33,350	21,711	30,535
Net cash from operating activities	130,795	527,043	214,530
Cash Flows From Investing Activities:
Purchase of property and equipment	(85,837)	(117,031)	(99,185)
Purchase of other investments	(23,158)	(22,008)	(27,004)
Proceeds from sale of a subsidiary	—	10,830	—
Proceeds from disposal of property and equipment	3,083	—	—
Proceeds from sale or maturity of other investments	32,304	22,620	8,626
Net cash from investing activities	(73,608)	(105,589)	(117,563)
Cash Flows From Financing Activities:
Short-term bank loans, net	(16,400)	(11,900)	(11,700)
Securities loaned	48,491	(92,650)	23,906
Employee stock transactions	76,991	84,648	57,323
Tax benefit associated with stock-based awards	3,686	—	—
Cash dividends paid	(51,987)	(49,955)	(51,028)
Purchase of treasury stock	(148,834)	(250,123)	(105,455)
Net cash from financing activities	(88,053)	(319,980)	(86,954)
Net Increase (Decrease) in Cash and Cash Equivalents	(30,866)	101,474	10,013
Cash and Cash Equivalents, at Beginning of Year	209,039	107,565	97,552
Cash and Cash Equivalents, at End of Year	$178,173	$209,039	$107,565
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$147,777	$75,006	$87,668
Interest, net of amounts capitalized of $431, $612 and $925	$10,768	$3,954	$2,616
Non-Cash Financing Activity:
Restricted stock awards granted	$—	$35,062	$30,637

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.

     Notes to Consolidated Financial Statements
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Business Description

     A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) operate and are managed as a single business segment providing investment services to its clients.  The Company’s principal operating subsidiary is A.G. Edwards & Sons, Inc., (“Edwards”). The Company offers a wide range of services designed to meet clients’ individual investment needs, including securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. These services are provided by the Company’s 6,824 financial consultants in 738 locations. Because these services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients, the Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. With headquarters in St. Louis, the Company has offices in 50 states, the District of Columbia, London, England and Geneva, Switzerland.

Basis of Financial Information

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     In preparing these consolidated financial statements, management makes use of estimates concerning certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Management considers its significant estimates, which are most susceptible to change, to be the fair value of investments, accruals for litigation and income taxes. Actual results could differ from these estimates.

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

A.G. Edwards, Inc.

     Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

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

Allowance for Doubtful Accounts

     Receivables from customers, primarily consisting of floating rate loans collateralized by margin securities, are charged interest at rates similar to other such loans made throughout the industry. Management estimates an allowance for doubtful accounts to reserve for potential losses from unsecured and partially secured customer accounts deemed uncollectible. The facts and circumstances surrounding each receivable from customers and the number of shares, price and volatility of the underlying collateral are considered by management in determining the allowance. Management continually evaluates its receivables from customers for collectibility and possible write-off. The Company manages the credit risk associated with its receivables from customers through credit limits and continuous monitoring of collateral. The allowance for doubtful accounts may be susceptible to significant fluctuations in the near term.

Fair Value

     Securities inventory, securities sold but not yet purchased, and securities segregated under federal and other regulations are recorded on a trade-date basis and are carried at fair value. Fair value is based on quoted market or dealer prices, pricing models, or management’s estimates. Realized and unrealized gains are reflected in principal transactions on a trade date basis.

     The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and management’s judgment and may be susceptible to significant fluctuations in the near term.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

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

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization; land is recorded at cost. Depreciation of buildings is provided using the straight-line method over estimated useful lives of 20 to 40 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement, generally five to 10 years. Equipment, primarily consisting of office equipment and building components, is depreciated over estimated useful lives of three to 15 years using accelerated methods of depreciation. Computer hardware, including servers and mainframes, and satellite equipment are depreciated over estimated useful lives of three to five years using the straight-line method. Internally developed applications and purchased software meeting the criteria for capitalization are amortized over their estimated useful lives, generally not exceeding three years, using the straight-line method. The Company periodically evaluates and adjusts the carrying value of its property and equipment when impairment exists.

     The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” to account for costs associated with internally developed software. The Company capitalizes the costs associated with software development based on guidance provided in the statement. The primary factors considered in determining the amount to capitalize include the stage of the development effort and the type of work being performed. Only costs incurred during the application development stage are capitalized. When placed in service, these costs are typically amortized over three years and are included in communication and technology expense on the Company’s consolidated statements of earnings.

Stock-Based Compensation

     The Company applies the provisions of SFAS No. 123 (revised 2004), “Share–Based Payment” (“SFAS No. 123R”), and related interpretations to account for its 1988 Incentive Stock Plan, as amended, which consists of stock options and restricted stock. The Company early adopted SFAS No. 123R on March 1, 2005. Based on the provisions of the Incentive Stock Plan, the Company uses the grant date fair value for stock options and restricted stock to determine its cost and recognizes the related expense over the service period of the award, generally three years following the award. Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) to account for its stock based awards. See Note 2 (Employee Stock Plans) for additional information related to stock-based compensation.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

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

Comprehensive Earnings

     Comprehensive earnings for each of the three years in the period ended February 28, 2006, was equal to the Company’s net earnings.

Recent Accounting Pronouncements

     In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Beginning March 1, 2006, the Company will apply SFAS No. 154, as appropriate, on a prospective basis.

     In June 2005, the FASB ratified the consensus reached by the EITF on issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. The provisions of EITF 04-5 are not applicable to limited partnerships or similar entities accounted for as variable interest entities (VIEs) pursuant to FASB Interpretation No. 46 (revised December 2003) (“FIN 46(R)”). Therefore, the Company has determined that EITF 04-5 will have no impact on the Company’s consolidated financial statements as of February 28, 2006, as the investment in partnerships in which the Company is General Partner have been determined to be VIEs and have been accounted for pursuant to the provisions of FIN 46(R).

2. Employee Stock Plans

     Effective March 1, 2005, the Company early adopted SFAS No. 123R. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

2. Employee Stock Plans (Continued)

     In addition, as a result of adopting SFAS No. 123R, the Company did not recognize any compensation expense in fiscal year 2006 for incentive stock awards as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Awards related to fiscal year 2006 were granted on April 17, 2006, and the related expense will be recognized over the subsequent service period or vesting period, generally three years.

     Prior to March 1, 2005, the Company applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” to account for stock options granted under employee stock plans and accordingly did not reflect any associated compensation expense in its statement of earnings. The Company grants options to employees utilizing two shareholder approved plans: The Employee Stock Purchase Plan is a qualified plan as defined under section 423 of the Internal Revenue Code and is used to grant options to purchase the Company’s stock at a discount from market to a broad base of employees; the Incentive Stock Plan is a non-qualified plan and is used to grant options and restricted stock at market value to certain officers and key employees. Compensation expense related to restricted stock was reflected in net earnings for the periods presented below. If compensation expense associated with these plans was determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings and earnings per share would have been as follows for 2005 and 2004:

	2005	2004
Net earnings, as reported	$186,474	$159,485
Add back compensation related to Incentive Stock Plans
included in net earnings	21,720	19,560
Deduct effect of stock option based employee compensation:
Employee Stock Purchase Plan	(8,776)	(14,570)
Incentive Stock Plan	(25,125)	(25,022)
Pro forma net earnings	$174,293	$139,453
Earnings per share, as reported:
Diluted	$2.37	$1.97
Basic	$2.39	$1.99
Pro forma earnings per share:
Diluted	$2.20	$1.72
Basic	$2.24	$1.74
Pro forma net earnings	$174,293	$139,453
Add back reduction in incentive compensation funding formulas	3,349	5,117
Pro forma net earnings after reduction for incentive compensation plans	$177,642	$144,570
Pro forma earnings per share:
Diluted	$2.24	$1.79
Basic	$2.28	$1.81

     The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

2. Employee Stock Plans (Continued)

Employee Stock Purchase Plan

     The Company amended the terms of its 2002 Employee Stock Purchase Plan effective October 1, 2004. The discount from the market under the plan was reduced to 5% from 15% and the one year look-back period for the options issued under the plan was eliminated. As a result of these changes, the options granted under this plan are no longer considered compensatory for purposes of the pro forma earnings disclosed above or under SFAS No. 123R.

     The Company’s Board of Directors authorized up to 1,875,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. These shares are exercisable in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 875,828 shares at an average price of $41.56 per share of common stock during 2006. Employees purchased an aggregate of 359,555 shares at an average price of $38.78 per share of common stock on the last business days of October 2004 through February 2005. Treasury shares were utilized for all of the shares issued.

     Under the 2002 Employee Stock Purchase Plan, prior to its most recent amendment, employees purchased 1,843,334 shares at $29.54 per share in 2005; and 1,818,057 shares at $27.79 per share in 2004 by exercising one-year options granted annually in October. The fair value of options granted in 2004 and 2003 was $9.26 and $8.44 per option, respectively, estimated using the following assumptions: dividend yield of 1.83 percent and 1.79 percent; an expected life of one year; expected volatility of 29 percent and 36 percent; and risk-free interest rates of 0.95 percent and 1.43 percent. Treasury shares were utilized for all of the shares issued. The pro forma disclosure in the preceding table reflects the fair values of the options over the period when the options from each grant date were outstanding.

Restricted Stock and Stock Options

     Under the Company’s Incentive Stock Plan, three types of benefits may be granted to officers and key employees: restricted stock, stock options and stock appreciation rights. Such grants are subject to forfeiture upon termination of employment during a restricted period, generally three years from the award date. Through February 28, 2006, no stock appreciation rights had been granted.

     Restricted stock grants are made, and shares issued, without cash payment by the employee. At February 28, 2005, and February 29, 2004, the grants were 792,544 and 778,963 shares, respectively, with corresponding market values of $35,062 and $30,637. Treasury shares were utilized for these grants.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

2. Employee Stock Plans (Continued)

     Nonqualified stock options are granted to purchase common stock at 100 percent of market value at date of grant. Such options are exercisable beginning three years from date of grant and expire eight years from date of grant for options granted prior to 2003 and 10 years for awards granted in 2003 and after or earlier upon termination of employment. The fair value of each option grant was estimated at the date of grant using the following assumptions for 2005 and 2004, respectively: dividend yield of 1.72 percent and 1.83 percent; expected lives of seven years for 2005 and 2004; expected volatility of 37 percent and 43 percent; risk-free interest rates of 4.27 percent and 3.67 percent; and a forfeiture rate of 10 percent and 10 percent. The fair value of options granted under this plan in 2005 and 2004 was $17.08 and $16.16, respectively.

     A summary of the status of the Company’s stock options as of February 28, 2006, February 28, 2005, and February 29, 2004, and changes during the years ended on those dates is presented as follows:

		2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning of year	4,764	$37.08	5,041	$34.96	4,911	$33.61
Granted	—	$0.00	354	$44.24	578	$39.33
Exercised	(849)	$40.48	(605)	$27.83	(390)	$18.20
Forfeited	(28)	$37.51	(26)	$35.95	(58)	$33.94
Expired	(25)	$43.06	—		—
Outstanding, end of year	3,862	$36.29	4,764	$37.08	5,041	$34.96
Treasury shares utilized for exercises	849		605		390

     The following table summarizes information about outstanding stock options at February 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	(000)	Life (years)	Price	(000)	Price
$26-$30	717	7.00	$25.75	—	$0.00
$31-$35	491	1.00	$32.50	491	$32.50
$36-$40	1,911	4.06	$38.27	1,362	$37.84
$41-$45	743	6.33	$43.90	397	$43.60
	3,862			2,250

     The Company granted employees 1,030,024 shares of restricted stock and 308,170 options in fiscal year 2007. These awards were for service performed in fiscal year 2006 and will be expensed, as appropriate, over the service period or vesting period, generally three years.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

3. Employee Profit Sharing Plans

     The Company has a defined contribution plan, the A.G. Edwards Inc. Retirement and Profit Sharing Plan (the “Retirement Plan”), covering substantially all employees, whereby the Company is obligated to make contributions, in specified amounts as defined therein, based on the compensation of eligible employees. Additional contributions may be made at the discretion of the Company and are generally based on the Company’s pre-tax earnings. The Company expensed $94,047 in 2006, $77,942 in 2005 and $76,017 in 2004, in connection with the Retirement Plan.

     The Company has an unfunded, nonqualified deferred compensation plan, the A.G. Edwards Inc. Excess Profit Sharing Plan, that provides benefits to participants whose contributions from the Company in the Retirement Plan are subject to plan limitations. The Company expensed $23,978 in 2006, $20,095 in 2005 and $14,921 in 2004 in connection with this plan. Participants may choose to base their return on the performance of one or more of a combination of mutual funds as designated by the Company, treasury securities or, in limited cases, the broker call rate. Participants have no ownership in the mutual funds or treasury securities. Included in Investments are $151,358 in 2006 and $145,610 in 2005 in mutual funds that were purchased by the Company to hedge its liability to the participants that choose to base the performance of their return on the mutual fund option, with the exception of those who choose to base the performance of the return on money market mutual funds.

4. Property and Equipment

     At February 28, 2006 and February 28, 2005, property and equipment consisted of:

	2006	2005
Land	$20,152	$20,163
Building and leasehold improvements	473,503	465,638
Equipment and computer hardware	476,198	531,461
Software and software applications	234,970	161,902
Software development in progress	1,712	38,329
Construction in progress	1,806	1,811
Total property and equipment	1,208,341	1,219,304
Less: Accumulated depreciation and amortization	(723,054)	(715,328)
Total property and equipment, net	$485,287	$503,976

5. Short-Term Financing

     The Company’s short-term financing is generally obtained through the use of securities-lending arrangements and bank loans. The interest rates on such short-term borrowings reflect market rates of interest or rebates at the time of the transactions. The average securities-lending arrangements outstanding that were utilized in financing activities were $144,000 in 2006, $196,000 in 2005 and $181,000 in 2004, at average effective interest rates of 2.9 percent in 2006, 1.4 percent in 2005 and 1.0 percent in 2004. Customer securities were utilized in these arrangements. Bank loans are short-term borrowings that are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such bank loans was $28,000 in 2006, $32,000 in 2005 and $75,000 in 2004, at average effective interest rates of 3.6 percent, 1.7 percent and 1.3 percent, respectively. At February 28, 2006, there were no outstanding short-term bank loans, at February 28, 2005, there were outstanding short-term bank loans of $16,400. At February 28, 2006, the Company, with certain limitations, had access to $1,145,000 in uncommitted lines of credit as well as the ability to increase its securities-lending activities.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

6. Net Capital Requirements

     As a registered broker-dealer, Edwards is subject to net capital rules administered by the Securities Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the NYSE and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2006, the subsidiary’s net capital of $587,710 was 27 percent of aggregate debit items and $544,002 in excess of the minimum required.

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

7. Income Taxes

     The provisions (benefits) for income taxes consist of:

	2006	2005	2004
Current
Federal	$147,771	$65,402	$81,531
State and local	18,287	8,073	4,082
Non-U.S.	206	456	592
	166,264	73,931	86,205

Deferred	(41,206)	34,002	(416)
Cumulative effect of accounting change	1,655	—	—
	(39,551)	34,002	(416)
	$126,713	$107,933	$85,789

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

     As of February 28, 2006, the Company adopted a plan to repatriate foreign earnings of $3,500 attributable to a foreign subsidiary. The Company has accrued for income taxes on the repatriated earnings. All remaining earnings of the foreign subsidiary were indefinitely invested.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

7. Income Taxes (Continued)

     Significant components of deferred tax assets and liabilities at February 28, 2006, and February 28, 2005, are as follows:

	2006	2005
Deferred Tax Assets:
Employee benefits	$138,341	$126,149
Other	21,492	17,744
	159,833	143,893
Deferred Tax Liabilities
Receivables	—	18,410
Investments	40,648	22,868
Property and equipment	11,775	20,600
Prepaid expenses	4,144	20,686
Other	3,526	1,140
	60,093	83,704
	$99,740	$60,189

     The Company expects to fully realize these deferred tax assets given its historical level of earnings and related taxes paid; accordingly, no valuation allowance has been established.

     A reconciliation of the effective tax rate and the federal statutory rate for February 28, 2006, February 28, 2005, and February 29, 2004 is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.4	2.5	2.0
Resolution of tax matters	(1.8)	(0.3)	(1.2)
Municipal bond interest	(0.9)	(0.7)	(0.8)
Meal and entertainment expenses	0.4	0.5	0.6
Other	(0.4)	(0.3)	(0.6)
	34.7%	36.7%	35.0%

     The resolution of tax matters is primarily related to technology research and development tax credits associated with the Company’s Gateway Initiative.

8. Investments

     Investments at February 28 consisted of:

	2006	2005
Private equity	$157,782	$140,864
Mutual funds	184,707	174,819
U.S. government securities	16,496	14,813
Other	8,837	6,898
Total Investments	$367,822	$337,394

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

8. Investments (Continued)

     Private equity consists of investments in a privately held investment management company and in Company-sponsored private equity funds. The Company committed $113,900 to various private equity investments, of which $35,254 remains unfunded at February 28, 2006. A portion of the Company’s mutual fund and U.S. government security investments are utilized to hedge certain liabilities under its deferred compensation plan and also include qualified investments by its trust company subsidiary. The Company primarily invests in U.S. government securities through its trust company subsidiary, and the majority of other investments include securities held by Edwards.

9. Stockholders’ Equity

Earnings Per Share

     The following table presents the computations of basic and diluted earnings per share:

	2006	2005	2004
Earnings before cumulative effect of accounting change	$235,561	$186,474	$159,485
Cumulative effect of accounting change, net of
$ 1,655 of income taxes	2,768	—	—
Net earnings available to common stockholders	$238,329	$186,474	$159,485

Shares (in thousands):
Weighted average shares outstanding	76,684	77,908	80,031
Dilutive effect of employee stock plans	300	858	959
Total weighted average diluted shares	76,984	78,766	80,990

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$3.06	$2.37	$1.97
Cumulative effect of accounting change, net of income taxes	0.04	—	—
Diluted earnings per share	$3.10	$2.37	$1.97
Basic earnings per share:
Earnings before cumulative effect of accounting change	$3.07	$2.39	$1.99
Cumulative effect of accounting change, net of income taxes	0.04	—	—
Basic earnings per share:	$3.11	$2.39	$1.99

     At year-end 2006, 2005 and 2004, there were 0, 944,942, and 1,865,277 options, respectively, that were considered antidilutive and thus were not included in the above calculations.

Stock Repurchase Programs

     In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The Company purchased 3,204,769 shares at an aggregate cost of $141,966 in 2006; 7,026,392 shares at an aggregate cost of $250,123 in 2005; and 3,102,854 shares at an aggregate cost of $105,455 in 2004 under these authorizations and other previously authorized plans. The Company had up to 6,458,086 shares available for repurchase under the November 2004 authorization.

     In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 153,021 shares at an aggregate cost of $6,868 in 2006. At February 28, 2006, the Company had up to 4,846,979 shares available for repurchase under this authorization.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

9. Stockholders’ Equity (Continued)

Stockholder Rights Plan

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

10. Commitments and Contingent Liabilities

     The Company has long-term operating leases and commitments related to office space, equipment and service agreements. Minimum commitments under all such noncancelable leases and service agreements, some of which contain escalation clauses and renewal options, at February 28, 2006, are as follows:

Year ending February 28 (29),
2007	$175,200
2008	139,400
2009	108,800
2010	74,300
2011	59,300
Later years	117,200
$674,200

     Rental expense under all operating leases and service agreements was $157,335 in 2006, $128,706 in 2005 and $125,177 in 2004.

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

     The Company is engaged in a major business process and technology transformation program, the Gateway Initiative, which, when fully developed and implemented, is designed to update the Company’s technology infrastructure, streamline its back-office processing and strengthen its data management capabilities. The Company has currently designated up to $193,200, including internal development costs, to fund this program. Total costs through February 28, 2006, were $178,400, of which $48,700 was capitalized. In May 2005, the Company completed the most significant aspect of the project, which was the conversion of securities-processing functions to an application service provider. Since the conversion, an application service provider has provided the software and computer operations that support substantially all of the Company’s securities processing functions. Under the terms of the Hosting and Services Agreement with the application service provider, which became effective in May 2005, minimum payments are $10,700 a year with an expected range of payments of between $18,000 and $22,000 a year.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

10. Commitments and Contingent Liabilities (Continued)

     While the Company’s migration of its back-office systems is intended to better align securities-processing expenses with client transaction activity, the Company intends to maintain certain of its existing back-office systems for a transitional period that began in May 2005 and has approximately 15 to 18 months remaining. The full benefit of the Gateway Initiative will not be realized until this transition is completed.

     In the normal course of business, Edwards enters into when-issued and underwriting commitments and delayed delivery transactions. Settlement of these transactions at February 28, 2006, would not have had a material effect on the consolidated financial statements.

     The Company had outstanding letters of credit of $61,306 at February 28, 2006, and $58,156 at February 28, 2005, principally to satisfy margin deposit requirements with the Options Clearing Corporation.

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

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. Management, based on its understanding of the facts, reasonably estimates a range of loss and accrues what it considers appropriate to reserve against probable loss for certain claims and regulatory matters. While results of litigation and investigations and proceedings by governmental and self-regulatory agencies or the resulting judgments, fines or penalties cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such matters will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company, except that the Company believes, based on current knowledge and after consulting with counsel, that the impact of the matters could be material to the operating results in one or more periods.

     Edwards has received information requests or subpoenas from the SEC, the NASD, the NYSE, several states and the United States Department of Justice with respect to mutual fund transactions that involve market timing, late trading or both. The SEC, the NASD and certain states have examined certain branch offices and have or will take statements from employees of Edwards in connection with such mutual fund transactions. In addition, Edwards has responded to requests for information concerning timing of mutual fund transactions in variable annuity sub accounts. The staff of the SEC has informed Edwards that it intends to recommend that a civil injunctive action be brought against Edwards with respect to mutual fund transactions occurring prior to October 2003 and alleged to involve market timing. Edwards has made a Wells submission stating why Edwards believes such action should not be brought.

     The Commonwealth of Massachusetts filed in February 2005 an administrative complaint against Edwards concerning certain mutual fund transactions in Edwards’ Boston-Back Bay office. The complaint alleges violations of securities laws by mutual fund market timing transactions and seeks a cease and desist order, an administrative fine in an unspecified amount, compensation to mutual fund holders for losses alleged to have resulted from market timing, and other relief. Other regulatory actions or claims may occur related to market timing or other mutual fund activities.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

10. Commitments and Contingent Liabilities (Continued)

     The Attorney General of South Carolina, Securities Division, filed an administrative proceeding in August 2005 against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of Georgia and to customers related to transactions in the Augusta, Georgia branch. Edwards has made payments in excess of $37.1 million to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with Edwards and had no connection with any other Edwards office.

     Edwards is a defendant in a complaint filed in the United States District Court for the Southern District of California that seeks to be a class action on behalf of all financial consultants and trainees who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants, including trainees, on the basis that the financial consultants should be classified as non-exempt employees under California law, restitution of amounts that were deducted from commissions owed to financial consultants to repay advances made in prior months, payment for meal rest breaks to which financial consultants are claimed to be entitled, and reimbursement for certain alleged business-related expenses paid by financial consultants. Edwards is defending itself against the suit. Several other financial services firms have been sued in California in similar actions, some of which have settled the actions for substantial amounts.

11. Financial Instruments

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

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

11. Financial Instruments (Continued)

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

     The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At February 28, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,786,656, and the fair value of the collateral that had been sold or repledged was $403,198.

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

12. Enterprise Wide Disclosure

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

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2006
(Dollars in thousands, except share and per share amounts)

12. Enterprise Wide Disclosure (Continued)

     The following table presents the Company’s net revenues by type of service for the years ended February 28(29):

	2006	2005	2004
Transaction services	$ 1,487,597	$ 1,559,718	$ 1,726,560
Asset management services	958,158	821,795	613,678
Interest	170,684	124,629	93,273
Other	123,674	101,539	89,306
	$ 2,740,113	$ 2,607,681	$ 2,522,817

13. Subsequent Event

     On March 7, 2006, the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. (“Archipelago”) closed a merger agreement and formed a new holding company, NYSE Group, Inc. (“NYSE Group”). In the merger, NYSE members were entitled, and the Company elected, to receive $404,640 and 78,601 shares of NYSE Group common stock for each NYSE membership seat. The shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. The NYSE Group board of directors authorized a secondary distribution, and the Company sold 58,943 shares in the offering at a price of $60.27 per share. The Company may sell additional shares pursuant to the underwriters’ over-allotment option, which expires June 5, 2006. In addition, Edwards will have to purchase trading licenses through a modified Dutch auction process every year in order to receive the right to trade securities on the floor of the exchange. On January 4, 2006, Edwards purchased four NYSE trading licenses at a price of $49,290 each.

     At February 28, 2006, Edwards had four NYSE membership seats included in other assets on the consolidated balance sheet at a total cost of $491,000. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the remaining shares, the Company expects to record a significant gain in the first quarter of 2007. Subsequent gains or losses will be recorded as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 9A.	CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONROLS AND
PROCEDURES

     As of the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

     The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

     Based upon the Controls Evaluation, the CEO and CFO have concluded that at the reasonable assurance level, as of the end of the period covered by this Annual Report, the Disclosure Controls were effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company and its consolidated subsidiaries required to be disclosed in such reports is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006. In making this assessment Company management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management has concluded that, as of February 28, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company’s independent registered public accounting firm audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, as stated in their report appearing on the following page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006.

May 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that A.G. Edwards, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005 of the Company and our report dated May 2, 2006 expressed an unqualified opinion which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 2, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended February 28, 2006 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. However, during the first quarter ended May 31, 2005, the Company migrated to an application service provider. The application service provider is supplying the software and computer operations that support the Company’s securities processing functions. Securities processing is a significant business process affecting a number of the Company’s significant financial statement accounts. In addition, the services provided are a part of the Company’s internal control over financial reporting. For these reasons, the CEO and CFO concluded the migration to the application service provider materially affected the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is included under the caption “Election of Directors – Nominees for Directors” in the Company’s 2006 Proxy Statement and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2006 Proxy Statement, and such information is hereby incorporated by reference, and in Part I of this Form’s 10-K under the caption “Executive Officers of the Company.”

     Information relating to the Board of Directors’ determination regarding the service of an audit committee financial expert on the Board’s Audit Committee and the name and the determination by the Board of the independence of such expert are set forth under the captions “Committees and Meetings of the Board of Directors - Audit Committee,” and is hereby incorporated by reference. Information relating to the identity of the members of the Board’s Audit Committee is also set forth under this caption and is hereby incorporated by reference. The information regarding the procedures by which shareholders may recommend nominees to the Board of Directors is set forth in the Company’s Proxy Statement under the caption titled “Stockholder Proposals.” The “Nominating and Corporate Governance Committee Charter” is available on the Company’s web site at www.agedwards.com and may be accessed by entering the Company’s web site and clicking the “About A.G. Edwards” link, then the “Corporate Governance” link.

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

     The Company has included as exhibits to this Annual Report on Form 10-K for the 2006 fiscal year filed with the SEC certificates of its Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company submitted to the New York Stock Exchange as of July 21, 2005, a certification made by its Chief Executive Officer that he is not aware of any violation by the Company of their corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption titled “Compensation” in the Company’s 2006 Proxy Statement. Such information is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in the Company’s 2006 Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock,” And “Equity Compensation Plans.” Such information is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is contained in the Company’s 2006 Proxy Statement under the caption titled “Certain Transactions.” Such information is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this item is contained in the Company’s 2006 Proxy Statement under the captions titled “Pre-Approval of Services Provided by the Company’s Independent Registered Public Accounting Firm” and “Principal Accounting Firm Fees.” Such information is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			PAGE
		INDEX	NUMBER
(a)	1.	Financial Statements
		Management’s Report on Internal Control Over Financial Reporting	56
		Reports of Independent Registered Public Accounting Firm	34 and 57
		Consolidated balance sheets	35
		Consolidated statements of earnings	36
		Consolidated statements of stockholders’ equity	37
		Consolidated statements of cash flows	38
		Notes to consolidated financial statements	39
	2.	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	63

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

3(ii)	By laws, as amended, filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1994.

4(i)	Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.

4(ii)	Reference is made to Article II, Article III Sections 1 and 15, Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By laws filed as Exhibit 3(ii) to this Form 10-K.

10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (2005 Restatement and First Amendment) filed as Exhibit 10.1 to this form 10-K.**

10.2	A.G. Edwards, Inc. Non Employee Director Stock Compensation Plan (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended May 31, 2005.**

10.3	A. G. Edwards, Inc. Retirement and Profit Sharing Plan (2005 restatement and Amendments) filed as Exhibit 10.2 to this form 10-K.**

10.4	A.G. Edwards, Inc. Corporate Executive Bonus Plan filed as Exhibit 10.4 to Registrant’s Form 10-K for the fiscal year ended February 28, 2005.**

10.5	A.G. Edwards, Inc. 2004 Performance Plan for Executives filed as Exhibit 10.5 to Registrant’s Form 8-K dated March 1, 2005.**

10.6	A.G. Edwards, Inc. Excess Profit Sharing Plan filed as Exhibit 10.4 to Registrant’s Form 8-K dated March 1, 2005.**

10.7

Hosting and Services Agreement between A.G. Edwards Technology Group, Inc. and BETA Systems, a division of Thomson Financial Inc. filed as Exhibit 10 to Registrant’s Form 10-Q for the period ended November 30, 2004.

11	Computation of per share earnings is set forth in Note 9 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share” in this Form 10-K.

14.1	A.G. Edwards, Inc. Code of Ethical Conduct filed as Exhibit 14.1 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.

14.2	A.G. Edwards, Inc. Financial Code of Ethical Conduct filed as Exhibit 14.2 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.

21	Registrant’s Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Numbers correspond to document numbers in the Exhibit Table of Item 601 of Regulation S-K.

**	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date: May 3, 2006	By	/s/ Robert L. Bagby
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

/s/ Robert L. Bagby	Chairman of the Board, President and	May 3, 2006
Robert L. Bagby	Chief Executive Officer

/s/ Ronald J. Kessler	Vice Chairman of the Board	May 3, 2006
Ronald J. Kessler

/s/ Dr. E. Eugene Carter	Director	May 3, 2006
Dr. E. Eugene Carter

/s/ Vicki B. Escarra	Director	May 3, 2006
Vicki B. Escarra

/s/ Samuel C. Hutchinson Jr.	Director	May 3, 2006
Samuel C. Hutchinson Jr.

/s/ Peter B. Madoff	Director	May 3, 2006
Peter B. Madoff

/s/ Mark S. Wrighton	Director	May 3, 2006
Mark S. Wrighton

/s/ Douglas L. Kelly	Treasurer, Chief Financial Officer	May 3, 2006
Douglas L. Kelly	and Secretary

/s/ Thomas H. Martin Jr.	Controller	May 3, 2006
Thomas H. Martin Jr.

/s/ Joseph G. Porter	Principal Accounting Officer	May 3, 2006
Joseph G. Porter

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions*	of Period
Year ended February 28, 2006
Deducted from asset account:
Allowance for doubtful accounts	$8,045	$680	$6,125	$2,600
Year ended February 28, 2005
Deducted from asset account:
Allowance for doubtful accounts	$45,593	$2,262	$39,810	$8,045
Year ended February 29, 2004
Deducted from asset account:
Allowance for doubtful accounts	$44,508	$1,490	$405	$45,593
____________________
(*) Write-offs net of recoveries.

EXHIBIT INDEX

Exhibit	Description
10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (as amended and restated) (available upon request)

10.2	A. G. Edwards, Inc. Retirement and Profit Sharing Plan (as amended and restated) (available upon request)

21	Registrant’s Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page of this Form 10-K)

31 (i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a)

31 (ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a)

32 (i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002