Form 10-Q
period 2006-05-31
EDWARDS A G INC
filed 2006-07-10
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: Check one:.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At June 30, 2006, there were 76,349,226 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of	12
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	20
		Market Risk

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use	21
		of Proceeds

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	22

		SIGNATURES	23

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

		February 28, 2006
	May 31, 2006	(As Adjusted, See Note 2)
Assets
Cash and cash equivalents	$146,122	$178,173
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	282,369	272,881
Securities purchased under agreements to resell	4,416	195,000
Securities borrowed	253,236	205,774
Receivables:
Customers, less allowance for doubtful accounts of $2,743 and $2,600	1,945,709	2,084,278
Brokers and dealers	209,135	187,092
Clearing organizations	10,160	809
Fees, dividends and interest	136,005	118,465
Securities inventory, at fair value:
State and municipal	344,785	284,539
Government and agencies	43,093	71,188
Corporate debt	28,224	35,638
Equities	10,584	22,788
Investments	395,802	367,822
Property and equipment, at cost, net of accumulated depreciation and
amortization of $704,369 and $723,054	471,217	485,287
Deferred income taxes	83,014	107,114
Other assets	49,508	54,795
	$4,413,379	$4,671,643
Liabilities and Stockholders’ Equity
Checks payable	$212,725	$313,448
Securities loaned	322,604	200,988
Payables:
Customers	1,003,323	1,102,040
Brokers and dealers	104,613	118,403
Clearing organizations	38,184	37,561
Securities sold but not yet purchased, at fair value:
State and municipal	2,067	5,055
Government and agencies	37,618	21,041
Corporate debt	3,118	18,174
Equities	884	1,372
Employee compensation and related taxes	254,155	495,828
Deferred compensation	226,686	228,548
Income taxes	25,162	22,453
Other liabilities	210,345	219,720
Total Liabilities	2,441,484	2,784,631
Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	285,668	293,362
Retained earnings	2,350,873	2,293,910
	2,733,004	2,683,735
Less: Treasury stock, at cost (20,048,848 and 20,872,779 shares)	761,109	796,723
Total Stockholders’ Equity	1,971,895	1,887,012
	$4,413,379	$4,671,643
See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

		Three Months
		Ended May 31,
	Three Months	2005
	Ended May 31,	(As Adjusted,
	2006	See Note 2)
Revenues
Asset management and service fees	$ 307,079	$ 250,295
Commissions	276,326	247,126
Principal transactions	53,148	51,510
Investment banking	48,087	58,761
Interest	53,641	40,744
Other	30,193	6,716
Total Revenues	768,474	655,152
Interest expense	3,781	2,213
Net Revenues	764,693	652,939

Non-Interest Expenses
Compensation and benefits	480,928	423,996
Communication and technology	59,889	55,357
Occupancy and equipment	36,016	34,105
Marketing and business development	25,549	21,024
Floor brokerage and clearance	3,552	5,256
Other	36,337	37,324
Total Non-Interest Expenses	642,271	577,062
Earnings Before Income Taxes	122,422	75,877
Income Taxes	44,799	26,866
Earnings before cumulative effect of accounting change	$ 77,623	$ 49,011
Cumulative effect of accounting change,
net of $1,655 of income taxes	—	2,768
Net Earnings	$ 77,623	$ 51,779

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$ 1.01	$ 0.63
Cumulative effect of accounting change, net
of income taxes	—	0.04
Earnings per diluted share	$ 1.01	$ 0.67

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$ 1.03	$ 0.63
Cumulative effect of accounting change, net
of income taxes	—	0.04
Earnings per basic share	$ 1.03	$ 0.67

Dividends per share	$ 0.20	$ 0.16

Average common and common equivalent
shares outstanding:
Diluted	76,690	77,548
Basic	75,051	77,214

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

		Three Months
		Ended May 31,
	Three Months	2005
	Ended May 31,	(As Adjusted,
	2006	See Note 2)
Cash Flows From Operating Activities:
Net earnings	$ 77,623	$ 51,779
Cumulative effect of accounting change, net of $1,655 of income taxes	—	(2,768)
Other noncash items included in net earnings	32,896	19,199
Change in:
Cash and government securities deposited with clearing organizations
or segregated under federal and other regulations	(9,488)	120,259
Net securities under resale and repurchase agreements	190,584	111,955
Net securities borrowed and loaned	12,953	(4,719)
Net receivable from customers	39,625	(135,159)
Net payable to brokers and dealers	(35,833)	28,029
Net payable to clearing organizations	(8,728)	(37,067)
Fees, dividends and interest	(17,540)	(8,424)
Securities inventory, net	(14,488)	43,117
All other assets and liabilities	(344,194)	(251,895)
Net cash from operating activities	(76,590)	(65,694)
Cash Flows From Investing Activities:
Purchase of property and equipment	(11,916)	(13,496)
Purchase of other investments	(5,452)	(8,829)
Proceeds from sale or maturity of other investments	15,806	8,499
Net cash from investing activities	(1,562)	(13,826)
Cash Flows From Financing Activities:
Short-term bank loans, net	—	(16,400)
Securities loaned	61,201	31,441
Employee stock transactions	37,195	15,509
Tax benefit associated with stock-based awards	8,218	2,722
Cash dividends paid	(15,119)	(12,213)
Purchase of treasury stock	(45,394)	(20,875)
Net cash from financing activities	46,101	184
Net Decrease in Cash and Cash Equivalents	(32,051)	(79,336)
Cash and Cash Equivalents, Beginning of Period	178,173	209,039
Cash and Cash Equivalents, End of Period	$ 146,122	$ 129,703
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$ 9,072	$ 24,850
Interest, net of amounts capitalized of $10 and $258	$ 3,635	$ 1,903
Non-Cash Financing Activity:
Restricted stock awards granted	$ 52,656	$ —

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2006. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the three months ended May 31, 2006, are not necessarily indicative of the results for the year ending February 28, 2007. The prior-period financial information includes the retrospective application of a change in accounting method related to stock options and restricted stock (collectively referred to as “stock awards”) granted to retirement-eligible employees.

2. EMPLOYEE STOCK PLANS

The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The Incentive Stock Plan, as amended, is a non-qualified plan used to grant stock awards at market value to certain officers and key employees.

The Company’s Board of Directors authorized for the plan year ending September 30, 2006, up to 1,875,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. These shares are exercisable in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 229,756 shares at an average price of $49.30 during the three months ended May 31, 2006. Employees purchased an aggregate of 280,036 shares at an average price of $39.49 during the three months ended May 31, 2005. Treasury shares were utilized for all of the shares issued.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R and its related interpretations require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized a $4,423 benefit ($2,768 after-tax) during the three months ended May 31, 2005, as the cumulative effect of a change in accounting method resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.04.

In addition, as a result of adopting SFAS No. 123R and the change in accounting method discussed in the next paragraph, the Company's retrospective application resulted in the recording of compensation expense only for stock awards to retirement-eligible employees in the three months ended May 31, 2005, as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Prior to March 1, 2005, under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

Upon the adoption of SFAS No. 123R, the Company recognized the compensation expense related to stock awards to retirement-eligible employees on the date of grant. Based on recent interpretive guidance related to SFAS No. 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of stock awards that are granted to retirement-eligible employees. The Company is accruing an expense throughout the fiscal year preceding the date of grant representing an estimate of stock awards to be granted to retirement-eligible employees as a result of such fiscal year’s service rather than recognize the expense on grant date, which occurs in the first quarter of the subsequent fiscal year. The accounting for stock awards to non retirement-eligible employees will not change and will be recognized over the vesting period, generally three years from grant date. The Company determined that the new accounting method is preferable because it better reflects the compensation expense for stock awards to retirement-eligible employees over the period in which stock awards are earned.

As a result of this change, under SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” the comparative period’s financial statements include the retrospective application of this change in accounting method. See below for the impact of the change on the current and prior period’s reported financial statements. The column labeled "As Computed" shows the condensed consolidated financial statements as if the Company had continued to expense stock awards to retirement-eligible employees on the date of grant.

	Condensed Consolidated Balance Sheet May 31, 2006
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Reported	As Computed
Deferred income taxes	$83,014	$86,389	$(3,375)
Total Assets	$4,413,379	$4,416,754	$(3,375)
Employee compensation and related taxes	$254,155	$243,565	$10,590
Total Liabilities	$2,441,484	$2,430,894	$10,590
Additional paid in-capital	$285,668	$305,279	$(19,611)
Retained earnings	$2,350,873	$2,345,227	$5,646
Total Stockholders’ Equity	$1,971,895	$1,985,860	$(13,965)
Total Liabilities and Stockholders’ Equity	$4,413,379	$4,416,754	$(3,375)

	Condensed Consolidated Balance Sheet February 28, 2006
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Adjusted	As Originally Reported
Deferred income taxes	$107,114	$99,740	$7,374
Total Assets	$4,671,643	$4,664,269	$7,374
Employee compensation and related taxes	$495,828	$476,217	$19,611
Total Liabilities	$2,784,631	$2,765,020	$19,611
Retained earnings	$2,293,910	$2,306,147	$(12,237)
Total Stockholders’ Equity	$1,887,012	$1,899,249	$(12,237)
Total Liabilities and Stockholders’ Equity	$4,671,643	$4,664,269	$7,374

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Earnings Three Months Ended May 31, 2006
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Reported	As Computed
Compensation and benefits expense	$480,928	$489,949	$(9,021)
Earnings Before Income Taxes	$122,422	$113,401	$9,021
Income Taxes	$44,799	$41,424	$3,375
Earnings before cumulative effect of accounting change	$77,623	$71,977	$5,646
Net earnings	$77,623	$71,977	$5,646
Earnings per diluted share before cumulative effect of accounting change	$1.01	$0.94	$0.07
Earnings per diluted share after cumulative effect of accounting change	$1.01	$0.94	$0.07
Earnings per basic share before cumulative effect of accounting change	$1.03	$0.96	$0.07
Earnings per basic share after cumulative effect of accounting change	$1.03	$0.96	$0.07

	Condensed Consolidated Statement of Earnings Three Months Ended May 31, 2005
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Adjusted	As Originally Reported
Compensation and benefits expense	$423,996	$419,438	$4,558
Earnings Before Income Taxes	$75,877	$80,435	$(4,558)
Income Taxes	$26,866	$28,580	$(1,714)
Earnings before cumulative effect of accounting change	$49,011	$51,855	$(2,844)
Net earnings	$51,779	$54,623	$(2,844)
Earnings per diluted share before cumulative effect of accounting change	$0.63	$0.67	$(0.04)
Earnings per diluted share after cumulative effect of accounting change	$0.67	$0.71	$(0.04)
Earnings per basic share before cumulative effect of accounting change	$0.63	$0.67	$(0.04)
Earnings per basic share after cumulative effect of accounting change	$0.67	$0.71	$(0.04)

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Cash Flows Three Months Ended May 31, 2006
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Reported	As Computed
Net Earnings	$77,623	$71,977	$5,646
Other noncash items included in net earnings	$32,896	$41,732	$(8,836)
Change in all other assets and liabilities	$(344,194)	$(347,384)	$3,190
Net cash from operating activities	$(76,590)	$(76,590)	—
Net decrease in cash and cash equivalents	$(32,051)	$(32,051)	—
Cash and cash equivalents, beginning of period	$178,173	$178,173	—
Cash and cash equivalents, end of period	$146,122	$146,122	—

	Condensed Consolidated Statement of Cash Flows Three Months Ended May 31, 2005
	Expense Retirement-Eligible Stock Awards over Service Period	Expense Retirement-Eligible Stock Awards on Grant Date	Effect of Change
	As Adjusted	As Originally Reported
Net Earnings	$51,779	$54,623	$(2,844)
Other noncash items included in net earnings	$19,199	$16,355	$2,844
Net cash from operating activities	$(65,694)	$(65,694)	—
Net decrease in cash and cash equivalents	$(79,336)	$(79,336)	—
Cash and cash equivalents, beginning of period	$209,039	$209,039	—
Cash and cash equivalents, end of period	$129,703	$129,703	—

During the three months ended May 31, 2006, the Company granted 1,026,229 restricted shares with a market value of $52,656 and 307,813 stock options with a fair value of $5,722 on April 17, 2006, with the related expense being recognized over the vesting period for non retirement-eligible employees, generally three years, and as a result of the retrospective application discussed above, recorded expense in the preceding fiscal year of service for retirement-eligible employees.

3. STOCKHOLDERS' EQUITY

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004 through December 31, 2006. The Company purchased 834,667 shares at an aggregate cost of $40,104 during the three months ended May 31, 2006, and purchased 498,399 shares at an aggregate cost of $20,875 during the three months ended May 31, 2005. At May 31, 2006, the Company had 5,623,419 shares available for repurchase under this authorization.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period from May 24, 2005 through May 31, 2008. The Company purchased 103,394 shares at an aggregate cost of $5,290 during the three months ended May 31, 2006. At May 31, 2006, the Company had 4,743,585 shares available for repurchase under this authorization.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

Comprehensive earnings for the three months ended May 31, 2006 and 2005, respectively, were equal to the Company's net earnings.

4. EARNINGS PER SHARE

The following table presents the computations of diluted and basic earnings per share:

	Three Months Ended
	May 31,
		2005
	2006	(As Adjusted, See Note 2)
Earnings before cumulative effect of
accounting change	$ 77,623	$ 49,011
Cumulative effect of accounting change, net of income taxes	—	2,768
Net earnings available to common stockholders	$ 77,623	$ 51,779
Shares (in thousands):
Weighted average shares outstanding	75,051	77,214
Dilutive effect of employee stock plans	1,639	334
Total weighted average diluted shares	76,690	77,548
Diluted earnings per share:
Earnings before cumulative effect of
accounting change	$ 1.01	$ 0.63
Cumulative effect of accounting change, net of income taxes	—	0.04
Diluted earnings per share	$ 1.01	$ 0.67

Basic earnings per share:
Earnings before cumulative effect of
accounting change	$ 1.03	$ 0.63
Cumulative effect of accounting change, net of income taxes	—	0.04
Diluted earnings per share	$ 1.03	$ 0.67

For the three months ended May 31, 2006 and 2005, there were 306,906 and 1,281,817 options, respectively, that were considered antidilutive and thus not included in the above calculation.

5. COMMITMENTS AND CONTINGENT LIABILITIES

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

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

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

6. INCOME TAXES

The effective tax rate for the three months ended May 31, 2006 and 2005 were 36.6 percent and 35.4 percent, respectively. During the three months ended May 31, 2005, the Company recognized a tax benefit of $1,225 from the resolution of certain tax matters.

7. NET CAPITAL REQUIREMENT

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (“SEC”). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At May 31, 2006, Edwards’ net capital of $837,574 was $796,143 in excess of the minimum requirement.

8. FINANCIAL INSTRUMENTS

The Company receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,700,202 and the fair value of the collateral that had been repledged was $521,211.

9. NEW YORK STOCK EXCHANGE/ARCHIPELAGO HOLDINGS, INC. MERGER

On March 7, 2006, the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. (“Archipelago”) merger closed forming a new holding company, NYSE Group, Inc. (“NYSE Group”). In the merger, NYSE members were entitled, and the Company elected, to receive $405 and 78,601 shares of NYSE Group common stock for each NYSE membership seat. The shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. During the three months ended May 31, 2006, the Company sold 67,841 shares in a secondary offering at a price of $60.27 per share.

At February 28, 2006, the Company had four NYSE membership seats at a total cost of $492. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the shares, the Company recognized a $16,887 gain in the first quarter of 2007 related to the merger. Gains or losses will be recorded in future periods as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting method. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on March 1, 2006, and applied the pronouncement to its change in accounting method for stock awards granted to retirement-eligible employees.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Year references are to fiscal years ended February 28 unless otherwise specified)

Introduction

Headquartered in St. Louis, Missouri, A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national investment firm of A.G. Edwards & Sons, Inc. (“Edwards”), which is the successor to a partnership founded in 1887. A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services.

The Company’s client base is comprised mostly of individual investors and includes corporations, governments, municipalities and financial institutions. The Company serves its clients through one of the securities industry’s largest branch-office networks with locations in all 50 states, the District of Columbia, London, England and Geneva, Switzerland.

At May 31, 2006, the Company had 745 locations, up seven from the end of 2006. The number of the Company’s financial consultants at May 31, 2006 was 6,745, down 79 from the end of 2006. The total number of full-time employees at May 31, 2006 was 15,420, down 60 from the end of 2006.

Total client assets as of May 31, 2006 were $345 billion, an increase of $2 billion (1 percent) from the end of 2006. Average client assets per financial consultant as of May 31, 2006 were $51.1 million, an increase of $0.8 million (2 percent) from the end of 2006.

Executive Summary

Results of Operations – As of and for the Three Months Ended May 31, 2006 vs. May 31, 2005

Economic/Market Conditions

During the first quarter, the financial markets continued to display a high degree of volatility while investors questioned the long-term strength of the U.S. economy. Even though unemployment rates had fallen and corporate earnings in the Standard & Poor’s 500 Index (“S&P 500”) grew during the first quarter of calendar 2006 compared to the same time last year, concerns seemed to focus more on rising inflation rates and estimated slower Gross Domestic Product growth. In response to inflation concerns, the Federal Reserve continued to raise the Fed Funds rate, from 4.5 percent to 5.0 percent, during the quarter. Yields on two-year U.S. Treasury notes remained near or above those of 10-year U.S. Treasury notes, a situation known as an inverted yield curve and one that has preceded several economic recessions. Oil prices also showed significant fluctuations, as crude oil reached as high as $75 and as low as $59 per barrel during the quarter.

The major market indexes reached their peaks during the latter half of the quarter, but then quickly fell from those peaks during May. The S&P 500 Index reached its peak of 1,326 in early May before closing at 1,270, a decrease of 11 points (1 percent) from the start of the quarter. The Dow Jones Industrial Average also hit its peak for the quarter in early May, rising as high as 11,643 before falling to close the quarter with a modest gain of 175 points (2 percent) at 11,168. The Nasdaq Composite Index reached its high point of 2,371 in mid-April, but it declined sharply to close the quarter at 2,179 for a loss of 102 points (4 percent).

Company Performance Summary

For the first quarter of 2007, the Company posted a 17 percent increase in net revenues, a 50 percent increase in net earnings, a 51 percent increase in earnings per diluted share compared to the first quarter of the prior year. Pre-tax profit margins grew to 16.0 percent from 11.6 percent, and return on average equity increased to 16.1 percent from 11.5 percent:

The Company maintained a trend established last year as asset-management and service-fee revenues again were the largest revenue source, accounting for 40 percent of the Company’s net revenues and growing $57 million (23 percent) during the first quarter. The Company’s results were additionally bolstered by a $29 million (12 percent) increase in commission revenues stemming from increased client activity in individual equities and mutual funds and including recent changes to Edwards’ commission schedule for equity and option transactions.

Client assets in fee-based accounts grew 23 percent while total client assets increased 9 percent.

The Company’s revenue results were also helped by growth in net interest revenues as increases in the prime rate resulted in higher interest rates charged on client-margin balances.

Compensation and benefits in the quarter increased because of greater revenue produced by the Company’s financial consultants, earnings allocated to the Company’s incentive compensation programs and recognition of expense for employee awards of restricted stock and stock options. Communication and technology expenses also increased, largely because of higher securities-processing costs, which is consistent with greater client activity.

The Company’s first-quarter results included $17 million in revenue, or $0.10 per diluted share for gains related to the merger of the New York Stock Exchange and Archipelago Holdings, Inc. to form NYSE Group, Inc. (“NYSE Group”), including the mark-to-market on NYSE Group shares the Company currently holds. Additionally, results for the prior period have been adjusted to reflect a change in accounting method for stock awards to retirement-eligible employees under Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”) (see Note 2 “Employee Stock Plans” to the condensed consolidated financial statements for further discussion).

The Company generates revenues primarily through Edwards. These revenues can be categorized into six components: asset-management services, commission-based transactions, principal transactions, investment banking, interest and other.

Many factors affect the Company’s net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from year to year.

The following table illustrates the composition of the Company’s net revenues for the three months ended May 31, 2006 compared to the three months ended May 31, 2005:

	2006	2005
Asset management and service fees	40%	38%
Commissions	36%	38%
Principal transactions	7%	8%
Investment banking	6%	9%
Net interest	7%	6%
Other	4%	1%

Following are descriptions of the Company’s revenue and expense components and its operational results in each:

Asset Management and Service Fees

Revenues from asset-management services are based principally on the amount of certain client assets held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance companies. The Company manages certain client assets through the A.G. Edwards Trust Company FSB, a wholly owned subsidiary and federally chartered savings bank that provides investment advisory, portfolio management and trust services. In addition, the Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor.

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

Additionally, in 2006, the Company incorporated a new subsidiary known as Gallatin Asset Management, Inc. (“Gallatin”), which combines what had been Edwards’ asset-management services and Edwards’ asset-manager research and performance-evaluation functions. Gallatin provides separately managed accounts and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms. Gallatin receives management fees for its services. Gallatin’s revenue contribution was not material to the Company’s results of operations in the first quarter of 2007.

Asset-management and service-fee revenues reached a quarterly record of $307 million in the first quarter of 2007, an increase of $57 million (23 percent). The Company experienced a $21 million (23 percent) revenue increase from fee-based programs under third-party management and through the Company’s fee-based transaction accounts and trust services. The number of client accounts in these programs grew 24 percent during that time period. The Company’s fund-advisory programs led the growth in fee-based programs both in terms of assets (54 percent) and number of client accounts (43 percent).

Client assets in fee-based accounts increased $7 billion (23 percent) from the end of the first quarter of 2006. An analysis of changes in assets in fee-based accounts from May 31, 2005 to May 31, 2006 is detailed below (dollars in thousands):

Assets in fee-based	May 31,	May 31,
accounts	2006	2005	Increase
Fund advisory programs	$15,465,000	$10,043,000	54%
Separately managed accounts	11,711,000	11,109,000	5%
Company-managed and other fee-based accounts	10,666,000	9,495,000	12%
Total assets in fee-based accounts	$37,842,000	$30,647,000	23%

Fees received from third-party mutual funds, managed futures and insurance providers increased $24 million (22 percent) mainly as a result of increased asset values in these investment products. Service-fee revenues increased $4 million (15 percent) due in part to greater revenue from the Company’s investment-research services and its asset accounts, as well as increases in postage and handling fees on certain transactions, which went into effect March 15, 2006. Fees received from the distribution of certain money funds increased $8 million (28 percent) due mainly to an increase in client assets in those money funds along with an adjustment to the distribution-fee rate for certain money funds.

Commissions

The Company generates commission revenues when acting as an agent for client activities in transaction-based accounts in listed and over-the-counter securities, mutual funds, insurance products, futures and options. These revenues can be affected by trading volumes, by the dollar value of individual transactions, by market and economic conditions, and by investor sentiment.

Commission revenues increased $29 million (12 percent) as revenues from every commission-based revenue category showed improvement. Commissions from listed transactions increased $14 million (13 percent) and commissions from over-the-counter securities transactions increased $6 million (29 percent). Additionally, revenues from transactions in mutual funds increased $4 million (6 percent) while transaction revenues from insurance products increased $3 million (7 percent). Revenues from options transactions grew $1 million (24 percent), and revenues from commodities and financial futures increased $1 million (21 percent).

Every commission-based revenue category, except options transactions, displayed its weakest performance in April and its strongest performance in May. In addition to increases in client activity in equities during the quarter, the Company benefited from a change in its commission schedule for equity and options transactions, which went into effect March 15, 2006. While mutual-fund transactions increased during the time period, the Company believes the increase was offset in part by the continued client migration toward fee-based fund-advisory programs.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal-transaction revenues.

Revenues from principal transactions in the first quarter of 2007 increased $2 million (3 percent), largely reflecting a $7 million (42 percent) increase in revenue from client activity in over-the-counter equity securities. Revenue from the sale of municipal, government and corporate fixed-income securities decreased $5 million (15 percent).

While revenue increases from over-the-counter equity transactions was attributable to greater client activity in these securities and consistent with greater client activity in equities overall, client activity in corporate-debt securities decreased significantly on concerns about rising short-term interest rates. Declines in revenues from municipal securities were mainly due to a smaller decline in yields compared to the year-ago period, resulting in smaller valuation increases on inventory held for sale to clients.

Investment Banking

Investment banking revenues result primarily from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients of Edwards in the case of certain funds and related products. Investment banking revenues vary depending on the number and size of transactions successfully completed and generally are received in the form of underwriting fees or selling concessions. Additionally, the Company receives fees for financial advisory services, including advice on mergers and acquisitions, restructurings, and other strategic advisory needs.

Revenues from investment-banking activities decreased $11 million (18 percent), reflecting across-the-board declines in the Company’s focus areas for underwriting. Underwriting fees and selling concessions from corporate-equity transactions, along with management fees, decreased $7 million (15 percent). Underwriting fees and selling concessions from municipal debt products decreased $3 million (48 percent). Underwriting fees and selling concessions from corporate debt products declined $1 million (10 percent).

The decrease in revenue from corporate-equity products largely resulted from a significantly lower number of closed-end funds available to underwrite, along with a lower volume of underwritings in this area.

The declines in debt-related revenue were attributed mainly to fewer offerings of debt products in a rising-rate environment, particularly in municipal securities as many municipal clients issued new debt or refinanced existing debt last year.

Net Interest Revenue

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients and from short-term investments.

Interest revenue net of interest expense increased $11 million (29 percent). Increases in the prime rate – the base rate the Company uses for charging interest on average margin balances – prompted a 34 percent increase over the period in average interest rates charged on client-margin balances and accounted for a $6 million (17 percent) increase in revenue from margin balances. These results were partially offset by lower average client-margin balances, which declined 14 percent from $2.0 billion during last year’s first quarter to $1.8 billion this quarter. The decline in average margin balances is believed to be, in part, the by-product of more client assets moving to fee-based programs, most of which do not allow clients to have margin accounts. Higher interest rates also helped contribute to a $7 million (88 percent) increase in revenue from the Company’s short-term investments and its average inventory of securities held for clients, particularly fixed-income securities.

The following charts detail the average client margin balances and the average rate charged on those balances:

Other Revenue

Other revenue increased $23 million during the quarter. The results include the previously mentioned gains of $17 million related to NYSE Group, including the mark-to-market on NYSE Group shares the Company currently holds. The Company’s other revenue also includes a $6 million gain on the mark-up of a private-equity investment.

Expenses

The Company’s expenses are categorized into six components: compensation and benefits, communication and technology, occupancy and equipment, marketing and business development, floor brokerage, and other expenses.

Compensation and Benefits

Compensation and benefits expenses comprise the largest components of the Company’s overall expenses. Most of these expenses are variable in nature and relate to commissions paid to the Company’s financial consultants for transaction-based or asset-management services and to incentive compensation, which is largely based on the profitability of the Company. This expense category also includes employee healthcare costs.

For the first quarter of 2007, compensation and benefits increased $57 million (13 percent). Commission expense increased $23 million (12 percent). Incentive compensation increased $26 million (33 percent), which included a $6 million increase in expenses related to employee stock awards. Healthcare costs increased $4 million (28 percent).

The increase in commission expense mainly resulted from higher commissionable revenue generated by the Company’s financial consultants in fee-based services and individual transactions, partially offset by the Company’s adjustments to its commission payout schedule, effective April 3, 2006, for transactions of listed securities, over-the-counter securities, mutual funds, new issues, life insurance and annuities. Increases in pre-tax earnings and financial consultant production in the first quarter led to the increase in accruals for incentive compensation.

Communication and Technology

Communication and technology expenses mainly encompass those costs associated with operating the Company’s back-office systems and technology infrastructure, which includes computer software and hardware – and the amortization and depreciation of each – along with data and trade processing. This expense line also includes costs for contract workers assigned to the Company’s various technology projects and needs. Additionally, printing and mailing, telephone service and technology repairs and maintenance are in this expense category.

Communication and technology expenses increased $5 million (8 percent) in the first quarter of 2007. The increase was led by a $3 million increase in securities-processing expenses due to increased client activity and the conversion of securities-processing operations to an application service provider. Additionally, the Company had a $2 million (12 percent) increase in amortization and depreciation expenses for capitalized technology expenses and a $2 million (24 percent) increase in expenses for data-processing services provided by outside service providers. Partially offsetting the increases was a $1 million (25 percent) decrease in expenses for repairs and maintenance.

Occupancy and Equipment

Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with leasehold improvements, equipment and furniture and fixtures in those locations.

Occupancy and equipment expenses increased $2 million (6 percent) in the first quarter due to added rent expense for 22 new branch offices since the end of last year’s first quarter, along with general rent increases for existing offices.

Marketing and Business Development

Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

Marketing and business development expenses increased $5 million (22 percent) for the first three months of 2007 as a result of increased training and business-development expenses. Advertising expenses associated with the Company’s branding initiative were essentially flat compared to the prior period.

All Other Expenses

All remaining operational expenses are largely related to professional expenses for legal, regulatory, audit and consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

All remaining operational expenses in the first quarter of 2007 decreased $3 million (6 percent) largely due to a $5 million (28 percent) decline in expenses for additional resources needed to address various regulatory changes, investigations and legal matters. These results were partially offset by a $1 million (18 percent) increase in reserves for various legal and regulatory matters, along with a $1 million increase in charitable contributions.

Income Taxes

The Company’s effective tax rate was 36.6 percent for the first quarter of fiscal 2007 compared with 35.4 percent for the same period last year. Last year’s first quarter included a $1.2 million tax benefit resulting from the resolution of certain tax matters.

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

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $4 million and $58 million and average securities-lending arrangements of $197 million and $129 million for the three months ended May 31, 2006 and 2005, respectively, were primarily used to finance customer margin transactions.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. The Company purchased 834,667 shares at an aggregate cost of $40 million during the three months ended May 31, 2006, and purchased 498,399 shares at an aggregate cost of $21 million during the three months ended May 31, 2005. At May 31, 2006, the Company had 5,623,419 shares available for repurchase under this authorization.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 103,394 shares at an aggregate cost of $5 million during the three months ended May 31, 2006. At May 31, 2006, the Company had 4,743,585 shares available for repurchase under this authorization.

The Company committed $114 million to various private equity partnerships, of which $34 million remained unfunded at May 31, 2006. These commitments are subject to calls by the partnerships as funds are needed.

In November 2005, the Company’s Board of Directors authorized an increase in the quarterly dividend from $.16 per share to $.20 per share. The most recent quarterly dividend was paid on July 3, 2006 to shareholders of record on June 9, 2006.

There were no material changes to the Company’s long-term commitments or obligations table as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently the Company, with certain limitations, has access to $1.2 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At May 31, 2006, Edwards’ net capital of $838 million was $796 million in excess of the minimum requirement.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving a higher degree of complexity and judgment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006, for a comprehensive summary of significant accounting policies.

In addition to those estimates referred to above, the Company’s employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company’s employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal-year results and paid after year’s end. The Company’s incentive compensation accruals are primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formulas, and may revise these accruals for any anticipated discretionary changes.

Recent Accounting Pronouncements

See Note 10 of the condensed consolidated financial statements of this filing for discussion of recent accounting pronouncements.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of federal securities laws.

Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, regulatory changes and actions, changes in legislation, risk management, legal claims, technology changes, compensation changes, price adjustments, the impact of outsourcing agreements, the adoption of SFAS No. 123R including the timing of the recognition of expenses and the treatment of expenses for retirement-eligible employees, the impact and value of the Company’s investments including NYSE Group, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2007, there were no material changes to the Company’s legal, credit or market risk.

Item 4. CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation, the CEO and CFO have concluded that, at the reasonable assurance level, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management has designed and implemented disclosure controls and procedures to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. The Company’s management, including the CEO and CFO, does not expect that these disclosure controls and procedures will prevent or detect all errors or fraud. Disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. See Item 9A, as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2006, for a more detailed discussion regarding disclosure controls and procedures.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended May 31, 2006 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.

On May 31, 2006, the SEC instituted proceedings against Edwards and 14 other financial firms alleging that each of the firms had violated Section 17(a)(2) of the Securities Act of 1934 in connection with transactions involving auction rate securities. Simultaneously with the institution of proceedings, each of the firms, without admitting or denying the findings of the SEC, consented to censure, undertakings and monetary penalties. Edwards was required to pay $125,000.

A.G. Edwards, Inc. and Edwards have been named as defendants in a complaint filed in the United States District Court for the Northern District of New York that seeks to be a class action on behalf of certain employees engaged in or training to be in the business of selling securities after July 6, 2004 for claims purportedly under federal law and on behalf of such employees in New York state after July 6, 2000 for claims purportedly under New York law. The action, among other relief, seeks overtime pay and reimbursement of certain amounts that were deducted from commissions allegedly owed the employees. A.G. Edwards, Inc. and Edwards intends to defend themselves in the suit.

Item 1A. Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I. - Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company may have a material adverse effect on the condensed consolidated financial condition or the operating results of the Company. There have been no material changes in risk factors from those previously discussed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three months ended May 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
March
(3/1/06 - 3/31/06)	535,698	$45.34	535,698	10,769,367
April
(4/1/06 – 4/30/06)	160,655	$52.48	160,655	10,608,712
May
(5/1/06 – 5/31/06)	241,708	$52.43	241,708	10,367,004
Total	938,061	$48.39	938,061

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. There were 5,623,419 shares and 4,743,585 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on June 22, 2006, stockholders approved the following nominations and proposals:

	Votes For*	Votes Against*	Votes Withheld*
Nominations for director:
Vicki B. Escarra	58,442,698		1,434,361
Mark S. Wrighton	58,630,995		1,246,064
Previously elected directors: (See 2006 Proxy Statement for directors’ term)
Robert L. Bagby Dr. E. Eugene Carter Samuel C. Hutchinson Ronald J. Kessler Peter B. Madoff
Proposal:
Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm	57,106,298	2,702,116	68,644
A total of 59,877,058 shares were present in person or by proxy at the Company’s Annual Meeting of Stockholders.
*Includes broker non-votes.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibits

18	Preferability Letter from Independent Registered Public Accounting Firm.

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 10, 2006	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 10, 2006	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer