Form 10-Q
period 2006-08-31
EDWARDS A G INC
filed 2006-10-10
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Yes ☐ No ☒

At September 30, 2006, there were 76,020,389 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition	14
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	21
		Market Risk

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

		SIGNATURES	24

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	August 31, 2006	February 28, 2006 (As Adjusted, See Note 2)
Assets
Cash and cash equivalents	$320,266	$178,173
Cash and government securities deposited with clearing organizations
or segregated under federal and other regulations	252,768	272,881
Securities purchased under agreements to resell	351,568	195,000
Securities borrowed	289,367	205,774
Receivables:
Customers, less allowance for doubtful accounts of $2,893 and $2,600	1,800,229	2,084,278
Brokers and dealers	129,615	187,092
Clearing organizations	3,266	809
Fees, dividends and interest	155,003	118,465
Securities inventory, at fair value:
State and municipal	335,265	284,539
Government and agencies	36,117	71,188
Corporate debt	30,175	35,638
Equities	12,914	22,788
Investments	385,614	367,822
Property and equipment, at cost, net of accumulated depreciation
and amortization of $692,899 and $723,054	464,700	485,287
Deferred income taxes	94,618	107,114
Other assets	47,476	54,795
	$4,708,961	$4,671,643
Liabilities and Stockholders' Equity
Checks payable	$248,636	$313,448
Securities loaned	299,330	200,988
Payables:
Customers	1,124,637	1,102,040
Brokers and dealers	85,454	118,403
Clearing organizations	28,476	37,561
Securities sold but not yet purchased, at fair value:
State and municipal	3,009	5,055
Government and agencies	59,490	21,041
Corporate debt	10,078	18,174
Equities	590	1,372
Employee compensation and related taxes	354,301	495,828
Deferred compensation	228,223	228,548
Income taxes	46,697	22,453
Other liabilities	210,341	219,720
Total Liabilities	2,699,262	2,784,631
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	293,718	293,362
Retained earnings	2,401,896	2,293,910
	2,792,077	2,683,735
Less: Treasury stock, at cost (20,348,299 and 20,872,779 shares)	782,378	796,723
Total Stockholders' Equity	2,009,699	1,887,012
	$4,708,961	$4,671,643

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
		(As Adjusted,		(As Adjusted,
		See Note 2)		See Note 2)
	2006	2005	2006	2005
Revenues
Asset management and service fees	$305,084	$257,874	$612,163	$508,169
Commissions	237,702	249,840	514,028	496,966
Principal transactions	55,156	52,319	108,304	103,829
Investment banking	56,712	67,821	104,799	126,582
Interest	59,050	42,184	112,691	82,928
Other	4,206	4,759	34,399	11,475
Total Revenues	717,910	674,797	1,486,384	1,329,949
Interest expense	4,682	2,261	8,463	4,474
Net Revenues	713,228	672,536	1,477,921	1,325,475
Non-Interest Expenses
Compensation and benefits	451,366	441,280	932,294	865,276
Communication and technology	63,347	60,493	123,236	115,850
Occupancy and equipment	37,845	37,281	73,861	71,386
Marketing and business development	17,870	18,072	43,419	39,096
Floor brokerage and clearance	5,548	4,673	9,100	9,929
Other	32,890	36,410	69,227	73,734
Total Non-Interest Expenses	608,866	598,209	1,251,137	1,175,271
Earnings before income taxes	104,362	74,327	226,784	150,204
Income Taxes	38,136	27,122	82,935	53,988
Earnings before cumulative effect of accounting change	$66,226	$47,205	$143,849	$96,216
Cumulative effect of accounting
change, net of $1,655 of income taxes	-	-	-	2,768
Net Earnings	$66,226	$47,205	$143,849	$98,984

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$0.86	$0.61	$1.88	$1.24
Cumulative effect of accounting
change, net of income taxes	-	-	-	0.04
Earnings per diluted share	$0.86	$0.61	$1.88	$1.28

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$0.88	$0.61	$1.92	$1.24
Cumulative effect of accounting
change, net of income taxes	-	-	-	0.04
Earnings per basic share	$0.88	$0.61	$1.92	$1.28

Dividends per share	$0.20	$0.16	$0.40	$0.32

Average common and common
equivalent shares outstanding:
Diluted	76,691	77,519	76,633	77,533
Basic	74,955	77,052	75,003	77,133

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

		Six Months
		Ended August 31,
	Six Months	2005
	Ended August 31,	(As Adjusted,
	2006	See Note 2)
Cash Flows From Operating Activities:
Net earnings	$143,849	$98,984
Cumulative effect of accounting change, net of $1,655 of income taxes		(2,768)
Other noncash items included in net earnings	52,952	23,436
Change in:
Cash and government securities deposited with clearing organizations
or segregated under federal and other regulations	20,113	47,660
Net securities under resale and repurchase agreements	(156,568)	152,741
Net securities borrowed and loaned	(44,605)	(67,462)
Net receivable from customers	306,240	399,092
Net payable to brokers and dealers	24,528	(592,003)
Net payable to clearing organizations	(11,542)	(26,769)
Fees, dividends and interest receivable	(36,538)	(25,790)
Securities inventory, net	27,207	20,394
All other assets and liabilities	(192,166)	(188,278)
Net cash from operating activities	133,470	(160,763)
Cash Flows From Investing Activities:
Purchase of property and equipment	(31,937)	(31,773)
Purchase of other investments	(8,827)	(13,152)
Proceeds from sale or maturity of other investments	37,597	16,162
Net cash from investing activities	(3,167)	(28,763)
Cash Flows From Financing Activities:
Short-term bank loans, net	—	86,000
Securities loaned	59,354	57,166
Employee stock transactions	53,906	33,031
Tax benefit associated with stock-based awards	9,271	3,288
Cash dividends paid	(30,405)	(24,509)
Purchase of treasury stock	(80,336)	(44,930)
Net cash from financing activities	11,790	110,046
Net Increase (Decrease) in Cash and Cash Equivalents	142,093	(79,480)
Cash and Cash Equivalents, Beginning of Period	178,173	209,039
Cash and Cash Equivalents, End of Period	$320,266	$129,559
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$36,407	$67,493
Interest, net of amounts capitalized of $19 and $324	$8,666	$4,445
Non-Cash Financing Activity:
Restricted stock awards granted	$52,656	$—

 See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2006. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the six months ended August 31, 2006, are not necessarily indicative of the results for the year ending February 28, 2007. The prior-periods financial information includes the retrospective application of a change in accounting method related to stock options and restricted stock (collectively referred to as “stock awards”) granted to retirement-eligible employees.

2. EMPLOYEE STOCK PLANS

The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The 1988 Incentive Stock Plan, as amended, is a non-qualified plan used to grant stock awards at market value to certain officers and key employees.

The Company’s Board of Directors authorized for the plan year ending September 30, 2006, up to 1,875,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. The Company’s Board of Directors authorized for the plan year beginning October 1, 2006 and ending September 30, 2007, up to 1,200,000 shares of common stock to be purchased by employees under the 2002 Employee Stock Purchase Plan, as amended. These shares are purchased in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 174,115 and 403,871 shares at an average price of $51.11 and $50.08 during the three-month and six-month periods ended August 31, 2006. Employees purchased an aggregate of 210,006 and 490,007 shares at an average price of $42.59 and $40.82 during the three-month and six-month periods ended August 31, 2005. Treasury shares were utilized for all of the shares purchased.

Effective March 1, 2005, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R and its related interpretations require the recognition of the cost of employee services received in exchange for stock awards in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized a $4,423 benefit ($2,768 after-tax) during the six months ended August 31, 2005, as the cumulative effect of a change in accounting method resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.04.

In addition, as a result of adopting SFAS No. 123R and the change in accounting method discussed in the next paragraph, the Company's retrospective application resulted in the recording of compensation expense only for stock awards to retirement-eligible employees in the six months ended August 31, 2005, as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Prior to March 1, 2005, under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

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

	Condensed Consolidated
	Balance Sheet
	August 31, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Deferred income taxes	$94,618	$96,252	$(1,634)
Total Assets	$4,708,961	$4,710,595	$(1,634)
Employee compensation and related taxes	$354,301	$339,057	$15,244
Total Liabilities	$2,699,262	$2,684,018	$15,244
Additional paid-in capital	$293,718	$313,329	$(19,611)
Retained earnings	$2,401,896	$2,399,163	$2,733
Total Stockholders’ Equity	$2,009,699	$2,026,577	$(16,878)
Total Liabilities and Stockholders’ Equity	$4,708,961	$4,710,595	$(1,634)

	Condensed Consolidated
	Balance Sheet
	February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Deferred income taxes	$107,114	$99,740	$7,374
Total Assets	$4,671,643	$4,664,269	$7,374
Employee compensation and related taxes	$495,828	$476,217	$19,611
Total Liabilities	$2,784,631	$2,765,020	$19,611
Retained earnings	$2,293,910	$2,306,147	$(12,237)
Total Stockholders’ Equity	$1,887,012	$1,899,249	$(12,237)
Total Liabilities and Stockholders’ Equity	$4,671,643	$4,664,269	$7,374

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Earnings
	Three Months Ended
	August 31, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Compensation and benefits expense	$451,366	$446,712	$4,654
Earnings before income taxes	$104,362	$109,016	$(4,654)
Income Taxes	$38,136	$39,877	$(1,741)
Earnings before cumulative effect
of accounting change	$66,226	$69,139	$(2,913)
Net Earnings	$66,226	$69,139	$(2,913)
Earnings per diluted share before cumulative
effect of accounting change	$0.86	$0.90	$(0.04)
Earnings per diluted share after cumulative
effect of accounting change	$0.86	$0.90	$(0.04)
Earnings per basic share before cumulative
effect of accounting change	$0.88	$0.92	$(0.04)
Earnings per basic share after cumulative
effect of accounting change	$0.88	$0.92	$(0.04)

	Condensed Consolidated Statement of Earnings
	Three Months Ended
	August 31, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Compensation and benefits expense	$441,280	$437,060	$4,220
Earnings before income taxes	$74,327	$78,547	$(4,220)
Income Taxes	$27,122	$28,709	$(1,587)
Earnings before cumulative effect
of accounting change	$47,205	$49,838	$(2,633)
Net Earnings	$47,205	$49,838	$(2,633)
Earnings per diluted share before cumulative
effect of accounting change	$0.61	$0.64	$(0.03)
Earnings per diluted share after cumulative
effect of accounting change	$0.61	$0.64	$(0.03)
Earnings per basic share before cumulative
effect of accounting change	$0.61	$0.65	$(0.04)
Earnings per basic share after cumulative
effect of accounting change	$0.61	$0.65	$(0.04)

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Earnings
	Six Months Ended
	August 31, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Compensation and benefits expense	$932,294	$936,661	$(4,367)
Earnings before income taxes	$226,784	$222,417	$4,367
Income Taxes	$82,935	$81,301	$1,634
Earnings before cumulative effect
of accounting change	$143,849	$141,116	$2,733
Net Earnings	$143,849	$141,116	$2,733
Earnings per diluted share before cumulative
effect of accounting change	$1.88	$1.84	$0.04
Earnings per diluted share after cumulative
effect of accounting change	$1.88	$1.84	$0.04
Earnings per basic share before cumulative
effect of accounting change	$1.92	$1.88	$0.04
Earnings per basic share after cumulative
effect of accounting change	$1.92	$1.88	$0.04

	Condensed Consolidated Statement of Earnings
	Six Months Ended
	August 31, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Compensation and benefits expense	$865,276	$856,498	$8,778
Earnings before income taxes	$150,204	$158,982	$(8,778)
Income Taxes	$53,988	$57,289	$(3,301)
Earnings before cumulative effect
of accounting change	$96,216	$101,693	$(5,477)
Net Earnings	$98,984	$104,461	$(5,477)
Earnings per diluted share before cumulative
effect of accounting change	$1.24	$1.31	$(0.07)
Earnings per diluted share after cumulative
effect of accounting change	$1.28	$1.35	$(0.07)
Earnings per basic share before cumulative
effect of accounting change	$1.24	$1.31	$(0.07)
Earnings per basic share after cumulative
effect of accounting change	$1.28	$1.35	$(0.07)

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended
	August 31, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Net Earnings	$143,849	$141,116	$2,733
Other noncash items included in net earnings	$52,952	$57,229	$(4,277)
Change in all other assets and liabilities	$(192,166)	$(193,710)	$1,544
Net cash from operating activities	$133,470	$133,470	$—
Net increase in cash and cash equivalents	$142,093	$142,093	$—
Cash and cash equivalents, beginning of period	$178,173	$178,173	$—
Cash and cash equivalents, end of period	$320,266	$320,266	$—

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended
	August 31, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Net Earnings	$98,984	$104,461	$(5,477)
Other noncash items included in net earnings	$23,436	$17,959	$5,477
Net cash from operating activities	$(160,763)	$(160,763)	$—
Net decrease in cash and cash equivalents	$(79,480)	$(79,480)	$—
Cash and cash equivalents, beginning of period	$209,039	$209,039	$—
Cash and cash equivalents, end of period	$129,559	$129,559	$—

During the first quarter of 2007, the Company granted 1,026,229 restricted shares with a market value of $52,656 and 307,813 stock options with a fair value of $5,722 on April 17, 2006, with the related expense being recognized over the vesting period for non retirement-eligible employees, generally three years, and as a result of the retrospective application discussed above, recorded expense in the preceding fiscal year of service for retirement-eligible employees.

3. STOCKHOLDERS' EQUITY

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004 through December 31, 2006. The Company purchased 590,325 shares at an aggregate cost of $31,156 during the three months ended August 31, 2006, and purchased 487,065 shares at an aggregate cost of $21,440 during the three months ended August 31, 2005. The Company purchased 1,424,992 shares at an aggregate cost of $71,259 during the six months ended August 31, 2006, and purchased 985,464 shares at an aggregate cost of $42,315 during the six months ended August 31, 2005. At August 31, 2006, the Company had 5,033,094 shares available for repurchase under this authorization. The Company’s Board of Directors gave management discretion as to the timing of buybacks and whether to purchase any or all of the authorization. Shares repurchased have been used primarily to offset dilution from the Company’s stock-based employee-benefits and employee-compensation plans.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period from May 24, 2005 through May 31, 2008. The Company purchased 70,011 shares at an aggregate cost of $3,787 during the three months ended August 31, 2006. The Company purchased 173,405 shares at an aggregate cost of $9,077 during the six months ended August 31, 2006. The Company purchased 59,556 shares at an aggregate cost of $2,615 during the three month and six month period ended August 31, 2005. At August 31, 2006, the Company had 4,673,574 shares available for repurchase under this authorization.

In May 2005, the Company’s Board of Directors authorized the sale of up to 5,000,000 shares of the Company’s stock to the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. The Company sold 53,218 shares at aggregate proceeds of $2,761 during the three months ended August 31, 2006. The Company sold 324,644 shares at aggregate proceeds of $15,220 during the six months ended August 31, 2006. The Company sold 52,364 shares at aggregate proceeds of $2,307 during the three month and six month periods ended August 31, 2005. At August 31, 2006, the Company had 4,521,629 shares available to sell.

Comprehensive earnings for the three-month and six-month periods ended August 31, 2006 and 2005, respectively, were equal to the Company's net earnings.

4. EARNINGS PER SHARE

The following table presents the computations of diluted and basic earnings per share:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
		(As		(As
		Adjusted,		Adjusted,
		See Note 2)		See Note 2)
Earnings before cumulative effect of
accounting change	$66,226	$47,205	$143,849	$96,216
Cumulative effect of accounting
change, net of income taxes	—	—	—	2,768
Net earnings available to common stockholders	$66,226	$47,205	$143,849	$98,984

Shares (in thousands):
Weighted average shares outstanding	74,955	77,052	75,003	77,133
Dilutive effect of employee stock plans	1,736	467	1,630	400
Total weighted average diluted shares	76,691	77,519	76,633	77,533

Diluted earnings per share:
Earnings before cumulative effect of
accounting change	$0.86	$0.61	$1.88	$1.24
Cumulative effect of accounting change,
net of income taxes	—	—	—	0.04
Diluted earnings per share	$0.86	$0.61	$1.88	$1.28

Basic earnings per share:
Earnings before cumulative effect of
accounting change	$0.88	$0.61	$1.92	$1.24
Cumulative effect of accounting change,
net of income taxes	—	—	—	0.04
Basic earnings per share	$0.88	$0.61	$1.92	$1.28

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

For the three-month and six-month periods ended August 31, 2006 there were 301,049 options that were considered antidilutive and thus not included in the above calculation. For the three-month and six-month periods ended August 31, 2005, there were 349,723 options that were considered antidilutive and thus not included in the above calculation.

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

6. INCOME TAXES

The effective tax rate for the three-month and six-month periods ended August 31, 2006, were 36.5 percent and 36.6 percent, respectively. The effective tax rate for the three-month and six-month periods ended August 31, 2005, were 36.5 percent and 35.9 percent, respectively.

7. NET CAPITAL REQUIREMENT

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (“SEC”). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At August 31, 2006, Edwards’ net capital of $836,247 was $796,223 in excess of the minimum requirement.

8. FINANCIAL INSTRUMENTS

The Company receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At August 31, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,629,332 and the fair value of the collateral that had been repledged was $545,249.

9. NEW YORK STOCK EXCHANGE/ARCHIPELAGO HOLDINGS, INC. MERGER

On March 7, 2006, the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. merger closed forming a new holding company, NYSE Group, Inc. (“NYSE Group”). In the merger, NYSE members were entitled, and the Company elected, to receive $405 and 78,601 shares of NYSE Group common stock for each NYSE membership seat. The shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. In May 2006, the Company sold 67,841 shares in a secondary offering at a price of $60.27 per share.

At February 28, 2006, the Company had four NYSE membership seats at a total cost of $492. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the shares, the Company recognized a $16,792 gain in the first six months of 2007 related to the merger. Gains or losses will be recorded in future periods as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. The Company is currently assessing the impact that SFAS No. 158 will have on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the condensed consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that FIN 48 will have on the condensed consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Year references are to fiscal years ended February 28 unless otherwise specified)

Introduction

Founded in 1887 and headquartered in St. Louis, Missouri, A.G. Edwards, Inc. is a financial services holding company whose primary subsidiary is the national investment firm of A.G. Edwards & Sons, Inc. (“Edwards”). A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services.

The Company’s client base is comprised mostly of individual investors and includes corporations, governments, municipalities and financial institutions. The Company serves its clients through one of the securities industry’s largest branch-office networks with locations in all 50 states, the District of Columbia, London, England and Geneva, Switzerland.

At August 31, 2006, the Company had 744 locations, up six from the end of fiscal 2006. The number of the Company’s financial consultants at August 31, 2006 was 6,666, down 158 from the end of fiscal 2006. The total number of full-time employees at August 31, 2006 was 15,323, down 157 from the end of fiscal 2006.

Total client assets as of August 31, 2006 were $354 billion, an increase of $11 billion (3 percent) from the end of fiscal 2006. Average client assets per financial consultant as of August 31, 2006 were $53.1 million, an increase of $2.8 million (6 percent) from the end of fiscal 2006.

Executive Summary

Results of Operations –As of and for the Six Months Ended August 31, 2006 vs. August 31, 2005

Business Environment

Investors received a mix of positive and negative signs during the period about the economy’s outlook and subsequent market reaction. While investors seemed focused mostly on rising inflation rates and estimated slower Gross Domestic Product growth during the Company’s first quarter, their attentions in the second quarter turned to an anticipated end to increases in the Fed Funds rate and continually volatile energy prices. The Federal Reserve raised the Fed Funds rate from 4.5 percent to 5.25 percent during the first six months with three one-quarter percentage-point increases. However, only one of those increases occurred during the second quarter and none occurred between late June and the end of the period. Crude oil prices throughout the period increased consumer and investor anxiety about the economy’s outlook, particularly in the second quarter when prices stayed above $70 per barrel for nearly the entire June-August time frame. Some of these anxieties were lessened as the Commodity Research Bureau index of commodity prices broke an upward trend that had been in place since 2001, the unemployment rate fell to 4.7 percent in August, and key manufacturing indexes resided in a range where historically the Federal Reserve has held interest rates steady while manufacturing growth continues.

The actions of the stock and bond markets during the first six months did not provide much clarity on the economy’s prospects. The yields on two-year U.S. Treasury notes remained near or above those of 10-year U.S. Treasury notes for essentially the entire period. The major stock market indexes, meanwhile, experienced significant swings during the first quarter before showing calmer changes in the second quarter that resulted in modest gains. In spite of these gains, market volume on the major stock exchanges was generally lighter in the second quarter, which includes the summer months. For the first six months, the S&P 500 Index reached a high of 1,326 in early May, a low of 1,224 in mid-June and closed the period at 1,304, an increase of 23 points (2 percent) from the start of the period. The Dow Jones Industrial Average followed a similar pattern, hitting its peak in early May at 11,643, its low in mid-June at 10,706, and closed the period with a gain of 388 points (4 percent) at 11,381. The Nasdaq Composite Index reached its high point of 2,371 in mid-April, declined as low as 2,020 in mid-July, and closed the period at 2,184 for a loss of 97 points (4 percent).

Company Performance Summary

For the first six months of 2007, the Company posted a 12 percent increase in net revenues, a 45 percent increase in net earnings, and a 47 percent increase in earnings per diluted share. Pre-tax profit margins grew to 15 percent from 11 percent, and return on average equity increased to 15 percent from 11 percent:

The Company saw asset-management and service-fee revenues – its largest revenue source – grow $104 million (20 percent) during the first six months, accounting for 42 percent of the Company’s net revenues and representing the largest dollar increase among the Company’s various revenue streams. The Company’s results were also improved by a $26 million (33 percent) increase in net interest revenue, reflecting an increased prime rate resulting in higher interest rates charged on margin balances, higher interest payments on the fixed-income inventory held for sale to clients, and higher revenue from short-term investments offset by lower average client margin balances.

Client assets in fee-based accounts grew 23 percent while total client assets increased 9 percent.

The Company’s first-half results included $17 million in revenue for gains related to the merger of the New York Stock Exchange and Archipelago Holdings, Inc. to form NYSE Group, Inc. (“NYSE Group”), including the mark-to-market on NYSE Group shares the Company currently holds.

In terms of expenses, compensation and benefits in the first six months increased mainly due to greater revenue produced by the Company’s financial consultants, earnings allocated to the Company’s incentive compensation and a change in the expense recognition for employee awards of restricted stock and stock options. Communication and technology expenses also increased, largely because of higher depreciation expenses, higher technology-consulting expenses and higher securities-processing costs, which are consistent with greater client activity. The securities-processing costs became more variable in nature as the Company moved its securities-processing operations to an application service provider last year.

Additionally, results for the prior periods have been adjusted to reflect a change in accounting principle for stock awards to retirement-eligible employees under Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”).

The Company generates revenues primarily through Edwards. These revenues can be categorized into five main components: asset-management services, commission-based transactions, principal transactions, investment banking revenues and interest revenue.

Many factors affect the Company’s net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from year to year.

The following table illustrates the composition of the Company’s net revenues for the six months ended August 31, 2006 compared to the six months ended August 31, 2005:

	2006	2005
Asset management and service fees	42%	38%
Commissions	35%	37%
Principal transactions	7%	8%
Investment banking	7%	10%
Net interest	7%	6%
Other	2%	1%

Following are descriptions of the Company’s revenue and expense components and its operational results in each.

Asset Management and Service Fees

Revenues from asset-management services are based principally on the amount of certain client assets held through the Company. These assets may be managed by the Company or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance companies. The Company manages certain client assets through the A.G. Edwards Trust Company FSB (“Trust Company”), a wholly owned subsidiary and federally chartered savings bank that provides investment advisory, portfolio management and trust services. In addition, the Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor.

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

Additionally, effective October 1, 2005, the Company incorporated a new subsidiary known as Gallatin Asset Management, Inc. (“Gallatin”), which combines what had been Edwards’ asset-management services and Edwards’ asset-manager research and performance-evaluation functions. Gallatin provides separately managed accounts and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms. Gallatin receives management fees for its services. Gallatin’s revenue contribution was not material to the Company’s results of operations in the first six months of 2007.

Asset-management and service-fee revenues reached a six-month record of $612 million during the first six months of 2007, an increase of $104 million (20 percent). The Company experienced a $44 million (24 percent) revenue increase from fee-based programs under third-party management or through the Company’s fee-based transaction accounts and trust services. The number of client accounts in these programs grew 25 percent during that time period.

Fees received from third-party mutual funds, managed futures and insurance providers increased $44 million (21 percent) mainly as a result of increased asset values in these investment products. Service-fee revenues increased $3 million (5 percent) due to greater revenue from the Company’s investment-research services and its trust and asset accounts, aided in part by the Company’s increase in postage and handling fees on certain transactions, which went into effect March 15, 2006. The increase in service fees was partially offset during the period by a change in Edwards’ fee schedule for Individual Retirement Accounts available through certain of its asset accounts. Fees received from the distribution of certain money funds increased $14 million (23 percent) due mainly to an increase in client assets in those money funds along with an adjustment to the distribution-fee rate for certain money funds.

Revenues from fee-based programs steadily increased as the period progressed, with the Company’s fund-advisory programs leading the growth both in terms of assets (44 percent) and number of client accounts (45 percent).

Client assets in fee-based accounts increased $7 billion (23 percent) from the end of the second quarter of 2006. An analysis of changes in assets in fee-based accounts from August 31, 2005 to August 31, 2006 is detailed below (dollars in thousands):

Assets in fee-based	August 31,	August 31,
accounts	2006	2005	Increase

Fund advisory programs	$16,501,000	$11,472,000	44%
Separately managed accounts	11,751,000	11,478,000	2%
Company-managed and other fee-based accounts	11,799,000	9,687,000	22%
Total assets in fee-based accounts	$40,051,000	$32,637,000	23%

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

Commission revenues in the first six months increased $17 million (3 percent). Commissions from listed transactions increased $10 million (5 percent) and commissions from over-the-counter securities transactions increased $4 million (10 percent). Transaction revenues from insurance products increased $4 million (4 percent). Revenues from options transactions grew $1 million (12 percent), and revenues from commodities and financial futures increased $1 million (7 percent). These increases were partially offset by a $3 million (3 percent) decrease in revenues from transactions in mutual funds.

All commission-based revenue categories were at or near their best performance in May, while they displayed their weakest performance in July, consistent with market declines and seasonally slower activity. In addition to increases in overall client activity in equities during the period, the Company benefited from a change in its commission schedule for equity and options transactions, which went into effect March 15, 2006. The Company believes the decrease in individual mutual-fund transactions was partly attributable to the continued client migration toward fee-based fund-advisory programs.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal-transaction revenues.

Revenues from principal transactions in the first six months of 2007 increased $4 million (4 percent), largely reflecting a $6 million (16 percent) increase in revenue from client activity in over-the-counter equity securities, while revenue from the sale of municipal and corporate fixed-income securities decreased $3 million (5 percent). Improved client activity in the over-the-counter equity markets contributed to the revenue increases from equity transactions but also resulted in lower client activity in fixed-income securities.

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

Revenues from investment-banking activities decreased $22 million (17 percent), reflecting across-the-board declines in the Company’s focus areas for underwriting. Underwriting fees and selling concessions from corporate-equity transactions, along with management fees, decreased $20 million (20 percent). Underwriting fees and selling concessions from municipal debt products decreased $3 million (25 percent). As a partial offset to these declines, underwriting fees and selling concessions from corporate and government debt products increased $2 million (12 percent).

The decrease in revenue from corporate-equity products largely resulted from a significantly lower number of closed-end funds available to underwrite, along with a lower volume of underwritings in this area.

The declines in debt-related revenue were attributed mainly to fewer offerings of municipal-debt products in a rising-rate environment, compared to the municipal clients that issued new debt or refinanced existing debt last year.

Net Interest Revenue

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients.

Interest revenue net of interest expense increased $26 million (33 percent). Increases in the prime rate – the base rate the Company uses for charging interest on average margin balances – prompted a 32 percent increase in average interest rates charged on client-margin balances and accounted for a $10 million (15 percent) increase in revenue from margin balances. These results were partially offset by lower average client-margin balances, which declined 14 percent from $2.0 billion during last year’s first six months to $1.7 billion in the same period this year. The decline in average margin balances is believed to be, in part, the by-product of more client assets moving to fee-based programs, most of which do not allow clients to have margin accounts. Higher interest rates also helped contribute to a $20 million (122 percent) increase in revenue from the Company’s short-term investments and its average inventory of securities held for clients, particularly fixed-income securities.

The following charts detail the average client margin balances and the average interest rate charged on those balances:

Other Revenue

Other revenue increased $23 million during the first six months. The results include the previously mentioned gains of $17 million related to NYSE Group, including the mark-to-market on NYSE Group shares the Company currently holds. The Company’s other revenue also includes $7 million in realized and unrealized gains on various private-equity investments.

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

For the first six months of 2007, compensation and benefits increased $67 million (8 percent). Commission expense increased $21 million (5 percent). Incentive compensation increased $39 million (26 percent), which included $12 million in expense related to stock awards for non-retirement eligible employees. Costs related to healthcare insurance and other benefits increased $4 million (6 percent).

The increase in commission expense mainly resulted from higher commissionable revenue generated by the Company’s financial consultants in fee-based services and individual transactions, partially offset by the Company’s adjustments earlier this year to its commission payout schedule for certain commissionable transactions. A 45 percent increase in net earnings through the first six months led to the increase in accruals for incentive compensation.

Communication and Technology

Communication and technology expenses mainly encompass those costs associated with operating the Company’s back-office systems and technology infrastructure, which includes computer software and hardware – and the amortization and depreciation of each – along with data and trade processing. This expense line also includes costs for contract workers assigned to the Company’s various technology projects and needs. Additionally, account-statement printing and mailing, telephone service and technology repairs and maintenance all fall under this expense category.

Communication and technology expenses increased $7 million (6 percent) in the first six months of 2007. The overall increase included a $3 million (81 percent) increase in securities-processing expenses due to increased client activity and the conversion in May 2005, of securities-processing operations to an application service provider. The Company also had a $3 million (10 percent) increase in amortization and depreciation expenses for previously capitalized software and labor expenses and a $3 million (25 percent) increase in technology-consulting expenses related to various technology projects. Partially offsetting the increases was a $2 million (14 percent) decrease in phone service-related expenses.

Occupancy and Equipment

Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with equipment and furniture in those locations.

Occupancy and equipment expenses increased $2 million (3 percent) in the first six months due to added rent expense for 17 new branch offices since the end of last year’s first half, along with general rent increases for existing offices.

Marketing and Business Development

Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

Marketing and business development expenses increased $4 million (11 percent) for the first six months of 2007 primarily as a result of increased training and business-development expenses associated with the Company’s upcoming national sales conference.

All Other Expenses

All remaining operational expenses are largely related to professional expenses for legal, regulatory consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

All remaining operational expenses in the first six months of 2007 decreased $5 million (6 percent) largely due to a $6 million (15 percent) decline in expenses for various regulatory changes, investigations and legal matters. These results were partially offset by a $1 million increase in charitable contributions.

Income Taxes

The Company’s effective tax rate was 36.6 percent for the first six months of 2007 compared with 35.9 percent for the same period last year.

Results of Operations – For the Three Months Ended August 31, 2006 vs. August 31, 2005

Net earnings for the quarter ended August 31, 2006 were $66 million on net revenues of $713 million compared to $47 million on net revenues of $673 million for the same quarter last year. The explanations of the revenue and expense fluctuations for the six-month period are generally applicable for the three-month period, except as noted below:

Commissions

Commission revenues for the second quarter decreased $12 million (5 percent) versus last year’s second quarter, primarily resulting from decreased investor activity in individual mutual funds and equities.

Other Revenue

Other revenue decreased $1 million (12 percent) in the second quarter due mainly to smaller private-equity gains in the current year.

Marketing and Business Development

Marketing and business development expenses were essentially flat in the second quarter, as decreases in branding-related expenses were largely offset by increases in training and business-development expenses associated with the Company’s upcoming national sales conference.

Company Announcements

The Company announced in its second quarter of 2007 that Edwards will introduce later this year to its clients a bank deposit program (“AGE Bank Deposit Program”) that offers FDIC insurance, competitive interest rates and the opportunity to earn higher interest rates based on account type and household asset values. The Company also announced that A.G. Edwards Trust Company FSB (“Trust Company”) will apply to the Office of Thrift Supervision to expand the Trust Company’s powers to be able to accept deposits so it can participate in the AGE Bank Deposit Program and can issue certificates of deposit. The revenue impact of this program cannot be determined with certainty and will depend, among other things, on the amount of assets that clients move into the AGE Bank Deposit Program, the amount of assets specifically deposited in the Trust Company, the level of client relationship consolidation and competitive and economic factors.

Edwards announced it agreed to form a joint venture with Wells Fargo Home Mortgage (“Wells Fargo”) to originate, process and fund mortgage loans for Edwards’ clients. The joint venture, known as A.G. Edwards Mortgage, LLC, is co-owned by Edwards and Wells Fargo. The joint venture will offer Edwards’ clients a wide range of home-financing products and services through Wells Fargo, including first- and second-home mortgages, construction loans, jumbo mortgages, home equity loans and lines of credit, among others. The revenue impact of this program cannot be determined with certainty and will depend, among other things, on the level of client interest in these products and services.

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

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, securities-lending arrangements and short-term bank loans. The Company has no long-term debt. Average securities-lending arrangements of $192 million and $138 million and average short-term bank loans of $3 million and $46 million for the quarters ended August 31, 2006 and 2005, respectively, were primarily used to finance customer margin transactions.

See Note 3 “Stockholders’ Equity” of the condensed consolidated financial statements of this filing for updates to the November 2004 and May 2005 stock repurchase programs.

The Company committed $114 million to various private equity partnerships, of which $34 million remained unfunded at August 31, 2006. These commitments are subject to calls by the partnerships as funds are needed.

In November 2005, the Company’s Board of Directors authorized an increase in the quarterly dividend from $.16 per share to $.20 per share. The most recent quarterly dividend was paid on October 2, 2006 to shareholders of record on September 8, 2006.

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

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At August 31, 2006, Edwards’ net capital of $836 million was $796 million in excess of the minimum requirement.

The Trust Company expects to participate in the AGE Bank Deposit Program and accordingly will have to maintain certain levels of capital for those customer deposits based on regulatory guidelines. The level of capital required at the Trust Company will depend, among other things, on the amount of deposits placed into the Trust Company and the nature of the Trust Company’s assets.

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

Recent Accounting Pronouncements

See Note 10 “Recent Accounting Pronouncements” of the condensed consolidated financial statements of this filing for discussion of recent accounting pronouncements.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, the completion of all contractual, technological, legal and other requirements for the introduction of new products or services, regulatory changes and actions, changes in legislation, risk management, approval by the Office of Thrift Supervision of the expansion of powers of the Trust Company, the formation of A.G. Edwards Mortgage, LLC, a joint venture between Edwards and Wells Fargo, legal claims, technology changes, price adjustments, compensation changes, the impact of outsourcing agreements, the adoption of SFAS No. 123R including the timing of the recognition of expenses and the treatment of expenses for retirement-eligible employees, the impact and value of the Company’s investments including NYSE Group, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this release. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2007, there were no material changes to the Company’s operational, legal, credit or market risk.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended August 31, 2006 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2006, NYSE Regulation, Inc. censured and fined Edwards $900,000 (with a previous payment to another regulator deemed to satisfy $400,000 of the fine) for improperly maintaining customers in non-managed fee-based accounts, for failing to supervise a branch manager and for failing to properly report certain statistical information concerning customer complaints. In addition, Edwards is required to make restitution to certain clients of fees previously charged which Edwards currently estimates may total up to $1.2 million.

A.G. Edwards, Inc. and Edwards have been named as defendants in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees. As has been previously disclosed, a lawsuit also seeking to represent a class of financial consultants and employees being trained as financial consultants and making similar claims has been filed in the Unites States District Court for the Southern District of California.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three months ended August 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
June
(6/1/06 - 6/30/06)	238,629	$52.53	238,629	10,128,375
July
(7/1/06 – 7/31/06)	196,089	$52.93	196,089	9,932,286
August
(8/1/06 – 8/31/06)	225,618	$53.31	225,618	9,706,668
Total	660,336	$52.92	660,336

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. There were 5,033,094 shares and 4,673,574 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

A.G. EDWARDS, INC.
(Registrant)

Date:	October 10, 2006	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	October 10, 2006	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer