Form 10-Q
period 2006-11-30
EDWARDS A G INC
filed 2007-01-09
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At December 31, 2006, there were 75,269,773 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition	15
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	22
		Market Risk

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

		SIGNATURES	25

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

		February 28,
		2006
	November 30,	(As Adjusted,
	2006	See Note 2)
Assets
Cash and cash equivalents	$142,811	$178,173
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	295,587	272,881
Securities purchased under agreements to resell	869,150	195,000
Securities borrowed	357,790	205,774
Receivables:
Customers, less allowance for doubtful accounts of $2,743 and $2,600	1,699,945	2,084,278
Brokers and dealers	208,201	187,092
Clearing organizations	1,921	809
Fees, dividends and interest	133,030	118,465
Securities inventory, at fair value:
State and municipal	279,620	284,539
Government and agencies	35,458	71,188
Corporate debt	40,825	35,638
Equities	10,424	22,788
Investments	413,357	367,822
Property and equipment, at cost, net of accumulated depreciation and
amortization of $715,820 and $723,054	456,480	485,287
Deferred income taxes	94,153	107,114
Other assets	37,326	54,795
	$5,076,078	$4,671,643
Liabilities and Stockholders' Equity
Checks payable	$272,055	$313,448
Securities loaned	239,406	200,988
Payables:
Customers	1,322,274	1,102,040
Brokers and dealers	101,406	118,403
Clearing organizations	36,304	37,561
Securities sold but not yet purchased, at fair value:
State and municipal	1,022	5,055
Government and agencies	76,781	21,041
Corporate debt	7,938	18,174
Equities	719	1,372
Employee compensation and related taxes	472,320	495,828
Deferred compensation	239,504	228,548
Income taxes	36,189	22,453
Other liabilities	231,019	219,720
Total Liabilities	3,036,937	2,784,631
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	300,389	293,362
Retained earnings	2,465,159	2,293,910
	2,862,011	2,683,735
Less: Treasury stock, at cost (20,986,504 and 20,872,779 shares)	822,870	796,723
Total Stockholders' Equity	2,039,141	1,887,012
	$5,076,078	$4,671,643
See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
		(As Adjusted,		(As Adjusted,
		See Note 2)		See Note 2)
	2006	2005	2006	2005
Revenues
Asset management and service fees	$318,194	$269,789	$930,357	$777,958
Commissions	247,621	247,209	761,649	744,175
Principal transactions	53,660	50,264	161,964	154,093
Investment banking	72,620	57,974	177,419	184,556
Interest	57,999	48,164	170,690	131,092
Other	21,390	3,966	55,789	15,441
Total Revenues	771,484	677,366	2,257,868	2,007,315
Interest expense	3,955	3,281	12,418	7,755
Net Revenues	767,529	674,085	2,245,450	1,999,560

Non-Interest Expenses
Compensation and benefits	476,208	434,431	1,408,502	1,299,707
Communication and technology	64,736	56,938	187,972	172,788
Occupancy and equipment	37,584	36,423	111,445	107,809
Marketing and business development	17,669	16,554	61,088	55,650
Floor brokerage and clearance	4,895	5,095	13,995	15,024
Other	42,391	48,795	111,618	122,529
Total Non-Interest Expenses	643,483	598,236	1,894,620	1,773,507
Earnings before income taxes	124,046	75,849	350,830	226,053
Income Taxes	45,719	24,179	128,654	78,167
Earnings before cumulative effect of accounting change	$78,327	$51,670	$222,176	$147,886
Cumulative effect of accounting change,
net of $1,655 of income taxes	-	-	-	2,768
Net Earnings	$78,327	$51,670	$222,176	$150,654

Earnings per diluted share:
Earnings before cumulative effect
of accounting change	$1.03	$0.67	$2.90	$1.91
Cumulative effect of accounting change, net
of income taxes	-	-	-	0.04
Earnings per diluted share	$1.03	$0.67	$2.90	$1.95

Earnings per basic share:
Earnings before cumulative effect
of accounting change	$1.05	$0.67	$2.97	$1.92
Cumulative effect of accounting change, net
of income taxes	-	-	-	0.04
Earnings per basic share	$1.05	$0.67	$2.97	$1.96

Dividends per share	$0.20	$0.20	$0.60	$0.52

Average common and common equivalent
shares outstanding:
Diluted	76,411	77,189	76,566	77,419
Basic	74,501	76,635	74,836	76,967
See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

		Nine Months
		Ended November 30,
	Nine Months	2005
	Ended November 30,	(As Adjusted,
	2006	See Note 2)
Cash Flows From Operating Activities:
Net earnings	$222,176	$150,654
Cumulative effect of accounting change, net of $1,655 of income taxes		(2,768)
Other noncash items included in net earnings	71,500	40,510
Change in:
Cash and government securities deposited with clearing organizations
or segregated under federal and other regulations	(22,706)	77,808
Securities purchased under agreements to resell	(674,150)	145,540
Net securities borrowed and loaned	(132,828)	(59,655)
Net receivable from customers	604,234	556,981
Net payable to brokers and dealers	(38,106)	(684,576)
Net payable to clearing organizations	(2,369)	(89,627)
Fees, dividends and interest receivable	(14,565)	(4,299)
Securities inventory, net	88,644	(51,637)
All other assets and liabilities	(36,640)	(61,300)
Net cash from operating activities	65,190	17,631
Cash Flows From Investing Activities:
Purchase of property and equipment	(51,153)	(50,371)
Purchase of other investments	(15,181)	(19,497)
Proceeds from sale or maturity of other investments	46,198	19,774
Net cash from investing activities	(20,136)	(50,094)
Cash Flows From Financing Activities:
Short-term bank loans, net	—	(16,400)
Securities loaned	19,230	33,850
Employee stock transactions	69,312	45,643
Tax benefit associated with stock-based awards	11,450	3,549
Cash dividends paid	(45,628)	(36,790)
Purchase of treasury stock	(134,780)	(88,458)
Net cash from financing activities	(80,416)	(58,606)
Net Decrease in Cash and Cash Equivalents	(35,362)	(91,069)
Cash and Cash Equivalents, Beginning of Period	178,173	209,039
Cash and Cash Equivalents, End of Period	$142,811	$117,970
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$90,131	$112,940
Interest, net of amounts capitalized of $19 and $392	$13,009	$7,818
Non-Cash Financing Activity:
Restricted stock awards granted	$52,656	$—

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc., and its wholly owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2006. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. The results of operations for the nine-month period ended November 30, 2006, are not necessarily indicative of the results for the year ending February 28, 2007. The financial information for prior periods includes the retrospective application of a change in accounting method related to stock options and restricted stock (collectively referred to as “stock awards”) granted to retirement-eligible employees.

2. EMPLOYEE STOCK PLANS

The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, (the “ESPP”) is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The 1988 Incentive Stock Plan, as amended, is a non-qualified plan used to grant stock awards at market value to certain officers and key employees.

The Company’s Board of Directors authorized for the plan year ended September 30, 2006, up to 1,875,000 shares of common stock to be purchased by employees under the ESPP. The Company’s Board of Directors authorized for the plan year beginning October 1, 2006 and ending September 30, 2007, up to 1,200,000 shares of common stock to be purchased by employees under the ESPP. These shares are purchased in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 154,823 and 558,694 shares at an average price of $53.49 and $51.02 during the three-month and nine-month periods ended November 30, 2006. Employees purchased an aggregate of 198,916 and 688,923 shares at an average price of $41.16 and $40.92 during the three-month and nine-month periods ended November 30, 2005. Treasury shares were utilized for all of the shares purchased.

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

Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized a $4,423 benefit ($2,768 after-tax) during the nine-month period ended November 30, 2005, as the cumulative effect of a change in accounting method resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. The cumulative benefit, net of tax, increased earnings per diluted and basic share by $0.04.

In addition, as a result of adopting SFAS No. 123R and the change in accounting method discussed in the next paragraph, the Company's retrospective application resulted in the recording of compensation expense only for stock awards to retirement-eligible employees in the nine months ended November 30, 2005, as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Prior to March 1, 2005, under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

Upon the adoption of SFAS No. 123R, the Company recognized the compensation expense related to stock awards to retirement-eligible employees on the date of grant. Based on interpretive guidance related to SFAS No. 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of stock awards that are granted to retirement-eligible employees. The Company is accruing an expense throughout the fiscal year preceding the date of grant representing an estimate of stock awards to be granted to retirement-eligible employees as a result of such fiscal year’s service rather than recognize the expense on grant date, which occurs in the first quarter of the subsequent fiscal year. The accounting for stock awards to non retirement-eligible employees will not change and will be recognized over the vesting period, generally three years from grant date. The Company determined that the changed accounting method is preferable because it better reflects the compensation expense for stock awards to retirement-eligible employees over the period in which stock awards are earned.

As a result of this change, under SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” the comparative periods’ financial statements include the retrospective application of this change in accounting method. See below for the impact of the change on the current and prior periods’ reported financial statements. The column labeled "As Computed" shows the condensed consolidated financial statements as if the Company had continued to expense stock awards to retirement-eligible employees on the date of grant.

	Condensed Consolidated Balance Sheet
	November 30, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Deferred income taxes	$94,153	$93,659	$494
Total Assets	$5,076,078	$5,075,584	$494
Employee compensation and related taxes	$472,320	$451,388	$20,932
Total Liabilities	$3,036,937	$3,016,005	$20,932
Additional paid-in capital	$300,389	$320,000	$(19,611)
Retained earnings	$2,465,159	$2,465,986	$(827)
Total Stockholders' Equity	$2,039,141	$2,059,579	$(20,438)
Total Liabilities and Stockholders' Equity	$5,076,078	$5,075,584	$494

	Condensed Consolidated Balance Sheet
	February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Deferred income taxes	$107,114	$99,740	$7,374
Total Assets	$4,671,643	$4,664,269	$7,374
Employee compensation and related taxes	$495,828	$476,217	$19,611
Total Liabilities	$2,784,631	$2,765,020	$19,611
Retained earnings	$2,293,910	$2,306,147	$(12,237)
Total Stockholders' Equity	$1,887,012	$1,899,249	$(12,237)
Total Liabilities and Stockholders' Equity	$4,671,643	$4,664,269	$7,374

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Earnings
	Three Months Ended
	November 30, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Compensation and benefits expense	$476,208	$470,520	$5,688
Earnings before income taxes	$124,046	$129,734	$(5,688)
Income Taxes	$45,719	$47,847	$(2,128)
Earnings before cumulative effect
of accounting change	$78,327	$81,887	$(3,560)
Net Earnings	$78,327	$81,887	$(3,560)
Earnings per diluted share before cumulative
effect of accounting change	$1.03	$1.08	$(0.05)
Earnings per diluted share after cumulative
effect of accounting change	$1.03	$1.08	$(0.05)
Earnings per basic share before cumulative
effect of accounting change	$1.05	$1.10	$(0.05)
Earnings per basic share after cumulative
effect of accounting change	$1.05	$1.10	$(0.05)

	Condensed Consolidated Statement of Earnings
	Three Months Ended
	November 30, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Compensation and benefits expense	$434,431	$430,125	$4,306
Earnings before income taxes	$75,849	$80,155	$(4,306)
Income Taxes	$24,179	$25,798	$(1,619)
Earnings before cumulative effect
of accounting change	$51,670	$54,357	$(2,687)
Net Earnings	$51,670	$54,357	$(2,687)
Earnings per diluted share before cumulative
effect of accounting change	$0.67	$0.71	$(0.04)
Earnings per diluted share after cumulative
effect of accounting change	$0.67	$0.71	$(0.04)
Earnings per basic share before cumulative
effect of accounting change	$0.67	$0.71	$(0.04)
Earnings per basic share after cumulative
effect of accounting change	$0.67	$0.71	$(0.04)

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Earnings
	Nine Months Ended
	November 30, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Compensation and benefits expense	$1,408,502	$1,407,181	$1,321
Earnings before income taxes	$350,830	$352,151	$(1,321)
Income Taxes	$128,654	$129,148	$(494)
Earnings before cumulative effect
of accounting change	$222,176	$223,003	$(827)
Net Earnings	$222,176	$223,003	$(827)
Earnings per diluted share before cumulative
effect of accounting change	$2.90	$2.92	$(0.02)
Earnings per diluted share after cumulative
effect of accounting change	$2.90	$2.92	$(0.02)
Earnings per basic share before cumulative
effect of accounting change	$2.97	$2.98	$(0.01)
Earnings per basic share after cumulative
effect of accounting change	$2.97	$2.98	$(0.01)

	Condensed Consolidated Statement of Earnings
	Nine Months Ended
	November 30, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Compensation and benefits expense	$1,299,707	$1,286,623	$13,084
Earnings before income taxes	$226,053	$239,137	$(13,084)
Income Taxes	$78,167	$83,087	$(4,920)
Earnings before cumulative effect
of accounting change	$147,886	$156,050	$(8,164)
Net Earnings	$150,654	$158,818	$(8,164)
Earnings per diluted share before cumulative
effect of accounting change	$1.91	$2.02	$(0.11)
Earnings per diluted share after cumulative
effect of accounting change	$1.95	$2.06	$(0.11)
Earnings per basic share before cumulative
effect of accounting change	$1.92	$2.02	$(0.10)
Earnings per basic share after cumulative
effect of accounting change	$1.96	$2.06	$(0.10)

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended
	November 30, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Reported	As Computed
Net Earnings	$222,176	$223,003	$(827)
Other noncash items included in net earnings	$71,500	$70,205	$1,295
Change in all other assets and liabilities	$(36,640)	$(36,172)	$(468)
Net cash from operating activities	$65,190	$65,190	$—
Net decrease in cash and cash equivalents	$(35,362)	$(35,362)	$—
Cash and cash equivalents, beginning of period	$178,173	$178,173	$—
Cash and cash equivalents, end of period	$142,811	$142,811	$—

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended
	November 30, 2005

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards	Effect of
	over Service Period	on Grant Date	Change
	As Adjusted	As Originally Reported
Net Earnings	$150,654	$158,818	$(8,164)
Other noncash items included in net earnings	$40,510	$32,346	$8,164
Net cash from operating activities	$17,631	$17,631	$—
Net decrease in cash and cash equivalents	$(91,069)	$(91,069)	$—
Cash and cash equivalents, beginning of period	$209,039	$209,039	$—
Cash and cash equivalents, end of period	$117,970	$117,970	$—

During the first quarter of 2007, the Company granted 1,026,229 restricted shares with a market value of $52,656 and 307,813 stock options with a fair value of $5,722 on April 17, 2006, with the related expense being recognized over the vesting period for non retirement-eligible employees, generally three years, and as a result of the retrospective application discussed above, recorded expense in the preceding fiscal year of service for retirement-eligible employees. Of these awards, 339,368 restricted shares with a market value of $17,413 and 118,247 stock options with a fair value of $2,198 were awarded to retirement-eligible employees.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

3. STOCKHOLDERS' EQUITY

In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004 through December 31, 2006. In November 2006, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of the Company’s outstanding stock during the period from January 1, 2007 through December 31, 2008. The Company purchased 909,317 shares at an aggregate cost of $50,941 during the three-month period ended November 30, 2006, and purchased 962,362 shares at an aggregate cost of $41,613 during the three-month period ended November 30, 2005. The Company purchased 2,334,309 shares at an aggregate cost of $122,200 during the nine-month period ended November 30, 2006, and purchased 1,947,826 shares at an aggregate cost of $83,928 during the nine-month period ended November 30, 2005. At November 30, 2006, the Company had 4,123,777 shares available for repurchase under this authorization. The Company’s Board of Directors gave management discretion as to the timing of buybacks and whether to purchase any or all of the authorization. Shares repurchased have been used primarily to offset dilution from the Company’s stock-based employee-benefits and employee-compensation plans.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan (“RPSP”) during the period from May 24, 2005 through May 31, 2008. The Company purchased 62,396 shares at an aggregate cost of $3,503 during the three-month period ended November 30, 2006. The Company purchased 235,801 shares at an aggregate cost of $12,580 during the nine-month period ended November 30, 2006. The Company purchased 42,920 shares at an aggregate cost of $1,915 during the three-month period ended November 30, 2005. The Company purchased 102,476 shares at an aggregate cost of $4,530 during the nine-month period ended November 30, 2005. At November 30, 2006, the Company had 4,611,178 shares available for repurchase under this authorization.

In May 2005, the Company’s Board of Directors authorized the sale of up to 5,000,000 shares of the Company’s stock to the Company’s RPSP during the period May 24, 2005 through May 31, 2008. The Company sold 25,821 shares at aggregate proceeds of $1,401 during the three-month period ended November 30, 2006. The Company sold 350,465 shares at aggregate proceeds of $16,621 during the nine-month period ended November 30, 2006. The Company sold 59,596 shares at aggregate proceeds of $2,547 during the three-month period ended November 30, 2005. The Company sold 111,960 shares at aggregate proceeds of $4,854 during the nine-month period ended November 30, 2005. At November 30, 2006, the Company had 4,495,808 shares available to sell.

Comprehensive earnings for the three-month and nine-month periods ended November 30, 2006 and 2005, respectively, were equal to the Company's net earnings.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

4. EARNINGS PER SHARE

The following table presents the computations of diluted and basic earnings per share:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
		(As Adjusted,		(As Adjusted,
		See Note 2)		See Note 2)
Earnings before cumulative effect of
accounting change	$78,327	$51,670	$222,176	$147,886
Cumulative effect of accounting
change, net of income taxes		—		2,768
Net earnings available to common stockholders	$78,327	$51,670	$222,176	$150,654

Shares (in thousands):
Weighted average shares outstanding	74,501	76,635	74,836	76,967
Dilutive effect of employee stock plans	1,910	554	1,730	452
Total weighted average diluted shares	76,411	77,189	76,566	77,419

Earnings per diluted share:
Earnings before cumulative effect of
accounting change	$1.03	$0.67	$2.90	$1.91
Cumulative effect of accounting change,
net of income taxes				0.04
Earnings per diluted share	$1.03	$0.67	$2.90	$1.95

Earnings per basic share:
Earnings before cumulative effect of
accounting change	$1.05	$0.67	$2.97	$1.92
Cumulative effect of accounting change,
net of income taxes				0.04
Earnings per basic share	$1.05	$0.67	$2.97	$1.96

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

6. INCOME TAXES

The effective tax rate for the three-month and nine-month periods ended November 30, 2006, were 36.9 percent and 36.7 percent, respectively. The effective tax rate for the three-month and nine-month periods ended November 30, 2005, were 31.9 percent and 34.6 percent, respectively. During the three-month and nine-month periods ended November 30, 2005, the Company recognized tax benefits of $3,463 and $4,688, respectively, from the resolution of certain tax matters.

7. NET CAPITAL REQUIREMENT

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (“SEC”). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At November 30, 2006, Edwards’ net capital of $827,836 was $789,361 in excess of the minimum requirement.

8. FINANCIAL INSTRUMENTS

The Company receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At November 30, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,499,277 and the fair value of the collateral that had been repledged was $549,067.

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

At February 28, 2006, the Company had four NYSE membership seats at a total cost of $492. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the shares, the Company recognized a $26,375 gain in the first nine months of 2007 related to the merger. Gains or losses will be recorded in future periods as transfer restrictions expire and the share price of NYSE Group stock fluctuates.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

(In thousands, except share and per share amounts)

(Unaudited)

10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact that SFAS No. 158 will have on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the condensed consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have a material impact on the condensed consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that FIN 48 will have on the condensed consolidated financial statements.

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

At November 30, 2006, the Company had 746 locations, up eight from the end of fiscal 2006. The number of the Company’s financial consultants at November 30, 2006 was 6,628, down 196 from the end of fiscal 2006. The total number of full-time employees at November 30, 2006 was 15,364, down 116 from the end of fiscal 2006.

Total client assets as of November 30, 2006 were $370 billion, an increase of $27 billion (8 percent) from the end of fiscal 2006. Average client assets per financial consultant as of November 30, 2006 were $55.8 million, an increase of $5.5 million (11 percent) from the end of fiscal 2006.

Executive Summary

Business Environment

As the fiscal year progressed and the economic data turned more positive, the actions of investors suggested they were becoming more comfortable with the economic and market environments. While the first four months of the nine-month period were largely dominated by rising interest rates and rising oil prices, along with economic data that provided no clear indication of the economy’s direction, the last five months of the period displayed much of the opposite. After raising the Federal Funds rate from 4.75 percent to 5.25 percent from March to June, the Federal Reserve held the rate steady from June through the end of November. Crude oil prices, which peaked at more than $78 per barrel in July, fell below $60 per barrel and stayed there for much of October and November, closing the period at $63 per barrel. Consumer price inflation increased at its smallest monthly rates during the last three months of the period, and Gross Domestic Product growth maintained slower, steadier progress in the second and third calendar quarters, further relaxing concerns of additional Fed Funds rate increases.

The positive economic news late in the fiscal period was reflected in the equity markets. While the major stock market indexes posted modest gains through the first six months, their year-to-date highs and overall gains have largely come within the past three months. The S&P 500 Index increased 120 points (9 percent) year-to-date, gaining 97 of those points (7 percent) in the past three months. Similarly, the Dow Jones Industrial Average increased 1,229 points (11 percent) year-to-date, gaining 841 points (7 percent) in the past three months. The Nasdaq Composite, meanwhile, was at a 4 percent loss through the first six months before posting a 248-point (11 percent) increase in the past three months, resulting in an overall year-to-date gain of 151 points (7 percent).

Company Performance Summary

For the first nine months of 2007, the Company experienced a 12 percent increase in net revenues, a 47 percent increase in net earnings, and a 49 percent increase in earnings per diluted share. Pre-tax profit margins grew to 16 percent from 11 percent, and return on average equity increased to 15 percent from 11 percent:

The Company posted increases in five of its six revenue categories during the period, including a $152 million (20 percent) increase in asset-management and service-fee revenues – its largest revenue source. The Company’s results were additionally bolstered by a $35 million (28 percent) increase in net interest revenue, reflecting an increased prime rate resulting in higher interest rates charged on margin balances, higher interest payments on the fixed-income inventory held for sale to clients, and higher revenue from short-term investments.

Over the past 12 months, client assets in fee-based accounts grew 22 percent while total client assets increased 12 percent.

The Company’s results for the first nine months included $26 million in revenue for gains related to the merger of the New York Stock Exchange and Archipelago Holdings, Inc. to form NYSE Group, Inc. (“NYSE Group”), including the mark-to-market on NYSE Group shares the Company currently holds.

Expenses for compensation and benefits in the first nine months increased mainly due to greater revenue produced by the Company’s financial consultants, earnings allocated to the Company’s incentive compensation and a change in the expense recognition for employee awards of restricted stock and stock options. Communication and technology expenses also increased, largely because of higher depreciation expenses, higher technology-consulting expenses and higher securities-processing costs, which are consistent with greater client activity. The securities-processing costs became more variable in nature after the Company moved its securities-processing operations to an application service provider last year. As a partial offset, other expenses declined during the period as a result of lower expenses for addressing various regulatory changes and legal matters.

Additionally, results for the prior periods have been adjusted to reflect a change in accounting method for stock awards to retirement-eligible employees under Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”).

Results of Operations – For the Nine Months Ended November 30, 2006 vs. November 30, 2005

The Company generates revenues primarily through Edwards. These revenues can be categorized into six categories: asset-management services, commission-based transactions, principal transactions, investment banking, net interest revenue and other.

Many factors affect the Company’s net revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments, and competition. Because many of these factors are unpredictable and beyond the Company’s control, earnings may fluctuate significantly from year to year.

The following table illustrates the composition of the Company’s net revenues for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005:

	2006	2005
Asset management and service fees	41%	39%
Commissions	34%	37%
Principal transactions	7%	8%
Investment banking	8%	9%
Net interest	7%	6%
Other	3%	1%

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

Additionally, effective October 1, 2005, the Company incorporated a new subsidiary known as Gallatin Asset Management, Inc. (“Gallatin”), which combines what had been Edwards’ asset-management services and Edwards’ asset-manager research and performance-evaluation functions. Gallatin provides separately managed accounts and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms. Gallatin receives management fees for its services. Gallatin’s revenue contribution was not material to the Company’s results of operations in the first nine months of 2007.

With an increase of $152 million (20 percent), asset-management and service-fee revenues reached a nine-month record of $930 million. The growth was led by a $65 million (23 percent) revenue increase from fee-based programs under third-party management or through the Company’s fee-based transaction accounts and trust services. The number of client accounts in these programs grew 21 percent.

Fees received from third-party mutual funds, managed futures and insurance providers increased $62 million (19 percent) mainly as a result of increased asset values in these investment products. Fees received from the distribution of certain money funds increased $22 million (25 percent) due mainly to an increase in client assets in those money funds along with an adjustment to the distribution-fee rate for certain money funds.

Assets from fee-based programs steadily increased as the period progressed. The Company’s fund-advisory programs led the growth in this area, both in terms of assets (46 percent) and number of client accounts (41 percent).

Client assets in fee-based accounts increased $8 billion (22 percent) from the end of the third quarter of 2006. An analysis of changes in assets in fee-based accounts from November 30, 2005, to November 30, 2006 is detailed below (dollars in thousands):

Assets in fee-based	November 30,	November 30,
accounts	2006	2005	Increase

Fund advisory programs	$18,431,000	$12,645,000	46%
Separately managed accounts	12,360,000	11,856,000	4%
Company-managed and other fee-based accounts	11,128,000	9,881,000	13%
Total assets in fee-based accounts	$41,919,000	$34,382,000	22%

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

Commission revenues in the first nine months increased $17 million (2 percent). Commissions from equities transactions increased $13 million (3 percent). Transaction revenues from insurance products increased $5 million (3 percent). Revenues from futures and options transactions grew $1 million (4 percent). These increases were partially offset by a $1 million (1 percent) decrease in revenues from transactions in mutual funds.

All commission-based revenue categories were at or near their best performance in May, while they displayed their weakest performance in July, consistent with market declines and seasonally slower activity. The two largest commission-revenue categories, equities and mutual funds, posted respectable increases from the second quarter to the third quarter, though quarterly commission revenues were highest in the first quarter. In addition to increases in overall client activity in equities during the period, the Company benefited from a change in its commission schedule for equity and options transactions, which went into effect March 15, 2006. The Company believes the period-to-date decrease in individual mutual-fund transactions was partly attributable to the continued client migration toward fee-based fund-advisory programs.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal-transaction revenues.

Revenues from principal transactions in the first nine months of 2007 increased $8 million (5 percent). Revenue from client activity in over-the-counter equity securities increased $8 million (15 percent), and revenue from client activity in Treasury securities increased $1 million (7 percent). These results were partially offset by a $1 million (7 percent) decline in revenue from the sale of corporate-debt securities.

While revenue increases from over-the-counter equity transactions were attributable to greater client activity given the improved stock-market environment, client activity decreased in corporate-debt securities.

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

Revenues from investment-banking activities decreased $7 million (4 percent). Underwriting fees and selling concessions from equity transactions, along with management fees, decreased $6 million (4 percent). Underwriting fees and selling concessions from municipal-debt products decreased $4 million (23 percent). As a partial offset to these declines, underwriting fees and selling concessions from corporate- and government-debt products increased $2 million (12 percent).

The decrease in revenue from equity products largely resulted from a lower number and smaller size of closed-end funds available to underwrite. However, this general trend changed late in the period, as revenues from both closed-end fund and equity underwritings, along with related management fees, were at their highest levels in the third quarter when compared to the prior two quarters.

The declines in debt-related revenue were attributed mainly to fewer offerings of municipal-debt products in a rising-rate environment, as compared to last year.

Net Interest Revenue

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients.

Interest revenue net of interest expense increased $35 million (28 percent). Increases in the prime rate – the base rate the Company uses for charging interest on average margin balances – prompted a 29 percent increase in interest rates charged on client-margin balances and accounted for a $10 million (10 percent) increase in revenue from margin balances. These results were partially offset by lower average client-margin balances, which declined 15 percent from $2.0 billion during last year’s first nine months to $1.7 billion in the same period this year. The decline in average margin balances is believed to be, in part, the by-product of more client assets moving to fee-based programs, most of which do not allow clients to have margin accounts. Higher interest rates also helped contribute to a $29 million (102 percent) increase in revenue from the Company’s short-term investments and its average inventory of securities held for clients, particularly fixed-income securities.

The following charts detail the average client margin balances during the first nine months of 2006 and 2007, respectively, and the average rate charged on those balances:

Other Revenue

Other revenue increased $40 million during the first nine months. The results include the previously mentioned gains of $26 million related to NYSE Group, including the mark-to-market on NYSE Group shares the Company currently holds. The increase in the Company’s other revenue also includes $14 million in realized and unrealized gains primarily on various private-equity investments.

Expenses

The Company’s expenses are categorized into six components: compensation and benefits, communication and technology, occupancy and equipment, marketing and business development, floor brokerage, and other expenses.

Compensation and Benefits

Compensation and benefits expense comprise the largest component of the Company’s overall expenses. Most of these expenses are variable in nature and relate to commissions paid to the Company’s financial consultants for transaction-based or asset-management services and to incentive compensation, which is largely based on the profitability of the Company. This expense category also includes employee healthcare insurance costs.

For the first nine months of 2007, compensation and benefits increased $109 million (8 percent). Commission expense increased $36 million (6 percent). Incentive compensation increased $60 million (25 percent), which included $10 million in amortization expense related to stock awards for non-retirement eligible employees and $8 million in accrued expense for stock awards to be granted to retirement-eligible employees. Costs related to healthcare insurance and other benefits increased $12 million (8 percent).

The increase in commission expense mainly resulted from higher commissionable revenue generated by the Company’s financial consultants in fee-based services and individual transactions, partially offset by the Company’s adjustments earlier this year to its commission payout schedule for certain commissionable transactions. A 47 percent increase in net earnings through the first nine months led to the increase in accruals for incentive compensation.

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

Communication and technology expenses increased $15 million (9 percent) in the first nine months of 2007. The overall increase included a $3 million (47 percent) increase in securities-processing expenses due to increased client activity. Amortization and depreciation expenses for previously capitalized software and labor expenses increased $5 million (9 percent). Technology-consulting expenses increased $9 million (64 percent) due to various technology projects, including the Company’s transition from certain legacy back-office systems. Partially offsetting the increases was a $2 million (15 percent) decrease in phone service-related expenses.

Occupancy and Equipment

Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with equipment and furniture in those locations.

Occupancy and equipment expenses increased $4 million (3 percent) in the first nine months due to added rent expense for 12 new branch offices since the end of the year-ago period, along with general rent increases for existing offices.

Marketing and Business Development

Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

Marketing and business development expenses increased $5 million (10 percent) for the first nine months of 2007 mainly resulting from increased training and business-development expenses associated with the Company’s recently completed national sales conference.

All Other Expenses

All remaining operational expenses are largely related to professional expenses for legal, regulatory and audit consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

All remaining operational expenses in the first nine months of 2007 decreased $12 million (9 percent). Expenses for additional resources needed to address various regulatory changes, investigations and legal matters declined $10 million (22 percent). Reserves for various legal and regulatory matters declined $4 million (13 percent). These decreases were partially offset by a $1 million increase in charitable contributions.

Income Taxes

The Company’s effective tax rate was 36.7 percent for the first nine months of 2007 compared with 34.6 percent for the same period last year, which included the recognition of $5 million in tax benefits from the resolution of certain tax matters.

Results of Operations – For the Three Months Ended November 30, 2006 vs. November 30, 2005

Net earnings for the quarter ended November 30, 2006 were $78 million on net revenues of $768 million compared to $52 million on net revenues of $674 million for the same quarter last year. The explanations of the revenue and expense fluctuations for the nine-month period are generally applicable for the three-month period, except as noted below:

Commissions

Commission revenues for the third quarter were essentially flat versus last year’s third quarter, as increased client activity in individual mutual funds and insurance products was largely offset by decreased client activity in individual equities.

Investment Banking

Investment banking revenues increased $15 million (25 percent) in the third quarter versus the same three-month period last year, reflecting a $15 million (31 percent) increase in revenue from equity underwritings and related management fees.

Company Announcement

The Trust Company received approval in the third quarter from the Office of Thrift Supervision to expand its powers to be able to accept deposits so it can participate, along with several other FDIC-insured banks, in Edwards’ recently announced bank deposit program (“AGE Bank Deposit Program”). The Company expects the AGE Bank Deposit Program to be available to Edwards’ clients nationwide in the first quarter of calendar 2007. The revenue impact of the AGE Bank Deposit Program cannot be determined with certainty and will depend, among other things, on the amount of assets clients move into the AGE Bank Deposit Program, the amount of assets specifically deposited in the Trust Company, interest rates, the level of relationship consolidation and competitive and economic factors.

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

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, securities-lending arrangements and short-term bank loans. The Company has no long-term debt. Average securities-lending arrangements of $190 million and $141 million and average short-term bank loans of $2 million and $37 million for the quarters ended November 30, 2006 and 2005, respectively, were primarily used to finance customer margin transactions.

See Note 3 “Stockholders’ Equity” of the condensed consolidated financial statements of this filing for updates to the stock repurchase programs.

The Company committed $107 million to various private equity partnerships, of which $31 million remained unfunded at November 30, 2006. These commitments are subject to calls by the partnerships as funds are needed.

In November 2005, the Company’s Board of Directors authorized an increase in the quarterly dividend from $.16 per share to $.20 per share. The most recent quarterly dividend was paid on January 2, 2007 to shareholders of record on December 8, 2006.

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

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At November 30, 2006, Edwards’ net capital of $828 million was $789 million in excess of the minimum requirement.

The Trust Company will participate in the AGE Bank Deposit Program and accordingly will have to maintain certain levels of capital for those customer deposits based on regulatory guidelines. The level of capital required at the Trust Company will depend, among other things, on the amount of deposits placed into the Trust Company and the nature of the Trust Company’s assets.

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

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, the completion of all contractual, technological, legal and other requirements for the introduction of new products or services, regulatory changes and actions, changes in legislation, risk management, the impact of the AGE Bank Deposit Program and the expansion of powers of the Trust Company, legal claims, technology changes, price adjustments, compensation changes, the impact of outsourcing agreements, the impact of SFAS No. 123R including the timing of the recognition of expenses and the treatment of expenses for retirement-eligible employees, the impact and value of the Company’s investments including NYSE Group, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this release. The Company does not undertake any obligation to publicly update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of fiscal 2007, there were no material changes to the Company’s market risk.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended November 30, 2006 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2006, NYSE Regulation, Inc. censured and fined Edwards $900,000 (with a previous payment to another regulator deemed to satisfy $400,000 of the fine) for improperly maintaining customers in non-managed fee-based accounts, for failing to supervise a branch manager and for failing to properly report certain statistical information concerning customer complaints. In addition, Edwards is required to make restitution to certain clients of fees previously charged which Edwards currently estimates to be approximately $840,000.

A.G. Edwards, Inc. and Edwards have been named as defendants in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey, the United States District Court for the District of Oregon and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees. As has been previously disclosed, a lawsuit also seeking to represent a class of financial consultants and employees being trained as financial consultants and making similar claims has been filed in the Unites States District Court for the Southern District of California.

The State of Illinois Secretary of State Securities Department has sent a Notice of Hearing dated December 1, 2006 that alleges, among other matters, that Edwards engaged in activities to facilitate mutual fund market timing on behalf of certain clients from January 2001 to October 2003 and had inadequate procedures to detect and prevent late trading of mutual funds in violation of the Illinois Securities Law of 1953.

The Attorney General of South Carolina, Securities Division, filed an administrative proceeding in August 2005 against Edwards and two former employees in connection with actions taken from 1995 to 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. Edwards has reached oral agreement to resolve this matter and matters relating to an Edwards branch in South Carolina by payment of $575,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three-month period ended November 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
September
(9/1/06 - 9/30/06)	195,039	53.45	195,039	9,511,629
October
(10/1/06 – 10/31/06)	411,597	55.75	411,597	9,100,032
November
(11/1/06 – 11/30/06)	365,077	57.73	365,077	8,734,955
Total	971,713	56.03	971,713

In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. In November 2006, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period January 1, 2007 through December 31, 2008. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. There were 4,123,777 shares and 4,611,178 shares available to repurchase under the November 2004 and May 2005 plans, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10	A.G. Edwards, Inc. Retirement and Profit Sharing Plan (2005 Restatement and Amendments).

31(i)	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31(ii)	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32(i)	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32(ii)	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	January 9, 2007	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	January 9, 2007	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer