Form 10-K
period 2007-02-28
EDWARDS A G INC
filed 2007-04-27
CIK 718482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended February 28, 2007
 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

___________________________________________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ].

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X].

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

     As of August 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $4.0 billion.

     At April 23, 2007, there were 75,995,890 shares of A.G. Edwards, Inc. common stock, $1 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the A.G. Edwards, Inc. Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) in connection with the Company’s Annual Meeting of Stockholders to be held June 21, 2007, (the “Company’s 2007 Proxy Statement”) are incorporated by reference into Part III hereof, as indicated. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

A.G. EDWARDS, INC.

PART I

ITEM 1.     BUSINESS.

     (a)     General Development of Business

     A.G. Edwards, Inc., a Delaware corporation, is a financial services holding company incorporated in 1983 whose principal subsidiary, A.G. Edwards & Sons, Inc. (“Edwards”), is the successor to a partnership founded in 1887. A.G. Edwards, Inc. and its directly owned and indirectly owned subsidiaries (collectively referred to as the “Company”) provide securities and commodities brokerage, investment banking, trust services, asset management, financial and retirement planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems.

     Edwards is a securities broker-dealer whose business, primarily with individual clients, is conducted through one of the largest retail branch office networks (based upon number of offices and financial consultants) in the United States. No single client accounts for a significant portion of Edwards’ business. Edwards is a member, has trading privileges or has access to all major securities exchanges in the United States, and is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). In addition, Edwards has memberships on several domestic commodity exchanges and is registered with the Commodity Futures Trading Commission (“CFTC”) as a futures commission merchant (“FCM”). In February 2007, Edwards introduced its Federal Depository Insurance Corporation (“FDIC”)-insured bank deposit program (“AGE Bank Deposit Program”) to certain clients as part of a multi-stage rollout to all eligible clients.

     A.G. Edwards Trust Company FSB (“Trust Company”) is a federally chartered savings bank that provides investment advisory, portfolio management and trust services. In December 2006, the Trust Company received approval from the Office of Thrift Supervision (the “OTS”) to expand its powers to be able to accept time and demand deposits so it can participate, along with several other FDIC-insured banks, in the AGE Bank Deposit Program.

     A.G. Edwards & Sons (U.K.) Limited is a securities broker-dealer located in London, England, with an office located in Geneva, Switzerland. A.G. Edwards Capital, Inc. serves as general partner to four private equity partnerships that invest in portfolios of venture capital funds, buy-out funds, and direct investments. A.G. Edwards Technology Group, Inc. provides information technology services to the Company. Beaumont Insurance Company is a Vermont captive insurance company that centralizes certain risk management functions and provides access to reinsurance markets. Gallatin Asset Management, Inc. (“Gallatin”) provides separately managed account and other services to Edwards and markets its investment-management services to unaffiliated mutual-fund firms, pension-fund providers, insurance companies and other financial institutions, including banks and brokerage firms.

     (b)     Financial Information About Industry Segments

     The Company operates and is managed as a single business segment providing investment services to its clients. These services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients. The Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. Financial information related to the Company’s single business segment for each of the fiscal years ended February 28, 2007, 2006, and 2005, is included in the consolidated financial statements and notes thereto, such information is hereby incorporated by reference.

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

     The Company manages client assets through the Trust Company and through Gallatin. The Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor. The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways, and AGE Professional Fund Advisor. Additionally, the Company offers separately managed accounts and through Gallatin markets its investment-management services to unaffiliated mutual funds, pension-fund providers, insurance companies, and other financial institutions, including banks and brokerage firms.

     Edwards has offered clients a fee-based brokerage account known as Client Choice. As a result of a recent court decision, Edwards has stopped opening new Client Choice accounts and is evaluating the status of existing accounts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

     Edwards offers the UltraAsset Account and the Cash Convenience Account, which combine a full-service brokerage account with a bank depository account. These programs provide for the automatic investment of customer free credit balances in the AGE Bank Deposit Program or, if a client elects, in one of several tax-exempt money market funds. Interest is not paid on uninvested credit balances held in client accounts. In addition, the UltraAsset Account allows clients access to their margin and depository or money market accounts through the use of debit card and checking account services provided by an unaffiliated major bank. The UltraAsset Account offers additional advanced features and special investment portfolio reports. Clients are provided the opportunity to apply for an A.G. Edwards credit card provided by an unaffiliated major bank.

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

     Equities. A significant portion of the Company’s net revenue is derived from commissions generated on securities transactions executed by Edwards, as a broker, in common and preferred stocks and debt instruments on exchanges or in the over-the-counter markets. Edwards’ brokerage clients are primarily individual investors. Edwards’ commission rates for brokerage transactions vary with the size and complexity of the transactions, among other factors.

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

     Futures and Options. Edwards acts as broker in the purchase and sale of managed futures, futures contracts, options on futures contracts and option contracts to buy and sell securities, primarily common stock and stock indexes. These contracts cover agricultural products, precious metals, currency, interest rate, energy and stock index futures.

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

Net Interest Revenue

     Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. Edwards utilizes a variety of sources to finance client margin accounts, including its stockholders’ equity, customer free credit balances and, to the extent permitted by regulations, cash received from net loans of the clients’ collateral to other brokers and borrowings from banks, either unsecured or secured by the clients’ collateral. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients and short-term investments.

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

Employees

     At February 28, 2007, the Company had 744 locations in 50 states, the District of Columbia, London, England, and Geneva, Switzerland and 15,338 full-time employees, including 6,618 financial consultants providing services for approximately 3,200,000 active client accounts.

Regulation

     The Company as a participant in the financial services business is regulated by federal and state regulatory agencies, self-regulatory organizations and securities exchanges and by foreign governmental agencies and regulatory bodies. Most of these regulations are designed to protect customers and their assets together with integrity of the markets rather than protecting the Company, its shareholders or creditors. Under certain circumstances, these rules may limit the ability of the Company to make withdrawals of capital from subsidiaries or for the subsidiaries to pay dividends to the Company. In addition, the Company because its stock is publicly traded, is subject to the Sarbanes-Oxley Act of 2002 and other laws together with regulations of the SEC and the New York Stock Exchange (“NYSE”) governing public disclosure, corporate governance, internal controls and the roles of internal and external auditors and legal counsel.

     Edwards, as a broker-dealer and a FCM, is subject to various federal and state laws that regulate virtually all of its activities as a broker-dealer in securities and commodities, as an investment advisor, and as an insurance agent. Edwards is also subject to various regulatory requirements imposed by the securities and commodities exchanges, the NASD and the NYSE. These laws and regulatory requirements generally subject Edwards to standards of solvency with respect to capital requirements, financial reporting requirements, approval of qualifications of personnel engaged in various aspects of its business, record-keeping and business practices, the handling of its clients’ funds resulting from securities and commodities transactions, and the extension of credit to clients on margin transactions. Violations of these laws, rules and regulations may result in limitations on certain aspects of Edwards’ regulated activities, as well as proceedings of a civil or criminal nature against the firm or employees that could result in the issuance of cease and desist orders, censures, fines or other monetary penalties or the suspension or expulsion from the securities business of the firm, its officers or its employees.

     Margin lending by Edwards and other broker-dealers is regulated by the Federal Reserve Board which restricts lending in connection with customer and proprietary purchases and short sales of securities as well as securities borrowing and lending activities. The NASD and NYSE also by rule require minimum maintenance requirements on the value of securities contained in margin accounts. Edwards’ margin policies are generally more stringent than these rules.

     The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act and by the CFTC charged with administering the act. Edwards is registered with the CFTC. In addition, various self-regulatory organizations including the Chicago Board of Trade (“CBOT”) and the Chicago Mercantile Exchange (“CME”), other futures exchanges and the National Futures Association govern the commodity futures and commodity options businesses.

     As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the NYSE. Under such rules, this subsidiary must maintain net capital of not less than 2 percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than 5 percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the SEC and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. See Note 6 (Net Capital Requirements) of the Notes to the Consolidated Financial Statements for a discussion of Edwards’ net capital at February 28, 2007.

     The Trust Company and certain other subsidiaries are also subject to minimum capital requirements that may restrict the payment of cash dividends and advances to the Company. The only restriction with regard to the payment of cash dividends by the Company is its ability to obtain cash through dividends and advances from its subsidiaries or borrowings, if needed.

     The Trust Company is a federal savings bank and as such is regulated by the OTS and the FDIC. The OTS imposes minimum capital requirements upon the Trust Company. Until December 2006, the Trust Company was authorized only to accept trust and custodian accounts and not to accept deposits or make loans. In December 2006, the Trust Company received authorization to accept time and demand deposits. The Trust Company currently plans to begin accepting demand deposits in mid-calendar 2007. The acceptance of time and demand deposits will subject the Trust Company to increased regulatory requirements including for additional capital and those governing accepting demand deposits and investing the funds received. A.G. Edwards, Inc. is registered as a holding company with the OTS as a result of owning the Trust Company.

     A.G. Edwards & Sons (U.K.) Limited is registered under the laws of the United Kingdom and Switzerland and is regulated as a securities broker-dealer by the Financial Services Authority. A.G. Edwards Capital, Inc. and Gallatin are each registered with the SEC as an investment advisor. Beaumont Insurance Company is regulated by the Vermont Department of Banking, Insurance, Securities and Health Care Administration.

     The USA PATRIOT Act of 2001 imposes obligations to detect and deter money laundering and for transparency of financial transactions on broker-dealers and other financial services companies including Edwards and the Trust Company. The obligations include requirements to verify client identification at account opening and to monitor client transactions and report suspicious activities. Anti-money laundering laws outside the United States impose similar requirements and particularly affect A.G. Edwards & Sons (U.K.) Limited. The anti-money laundering requirements have required the development of extensive internal practices, procedures and controls and any failure could subject the Company, its employees or both to substantial liabilities and fines.

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

ITEM 1A.     RISK FACTORS.

     In the course of conducting business, the Company faces a variety of risks that are inherent to the financial services business. The following is a summary of the risks that management believes are the most significant and could affect the Company’s financial condition.

Developments in market and economic conditions could adversely affect the Company’s business operations and profitability.

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

     The financial services industry has been, and will likely continue to be, intensely competitive. The Company generally competes on the basis of its strong reputation, client-first philosophy and superior service, quality of employees, and range of product and service offerings. The Company competes for business with financial services firms that have greater financial resources and global operations, allowing them to potentially take on more risk and earn higher returns. The Company also competes with companies offering online and discount brokerage services and with banks and bank-affiliated brokerage companies that increasingly are using brokerage services, sometimes at reduced or no cost to customers, to attract clients for bank services. In the event that the Company cannot successfully compete with these financial services firms on one or more of the previously mentioned factors, it may face a reduction in market share, a reduction in revenues, and/or a reduction in profitability.

The Company may not be able to attract, develop, and retain highly qualified and productive employees.

     The Company’s employees are its most important assets, and competition for qualified employees is fiercely competitive, especially for successful financial consultants. If the Company cannot continue to attract and retain high quality employees, or if the costs to attract and retain high quality employees rise due to competition, the Company’s business operations and financial performance could be adversely impacted.

The Company’s business may be adversely affected if its reputation is damaged.

     As a participant in the financial services industry, the Company must maintain a high quality reputation in order to attract and retain clients and employees. If the Company fails, or appears to fail, to conduct its business activities in a fair and ethical manner or to associate with appropriate clients and counterparties, the Company could experience adverse effects to its business operations and financial results.

The Company’s business operations and financial condition could be adversely affected if it is unable to access funds in a timely or cost-effective manner.

     Efficient access to funds is critical to the Company’s business operations, particularly margin lending and trading activities. The Company’s funding needs are primarily met through cash generated from operations and cash obtained from external sources (e.g., bank lending and securities lending). The Company’s access to this financing could be impaired by Company-specific factors, such as weakened opinion of the Company by external financing sources, or by factors affecting the financial services industry in general, such as a severe market disruption. An inability to access the necessary funds at a reasonable cost could negatively impact the Company’s business activities and financial condition.

External events and failures in technology or in operational processes could expose the Company to business disruptions, reduced financial results, litigation, and regulatory actions.

     The Company relies on its systems and operational processes to process numerous transactions on a daily basis across various different markets. In addition, the Company relies on third-party vendors to conduct significant portions of its trade processing and back office processing. In the event of a breakdown in an operational process (e.g., human error or employee misconduct), a malfunction of the Company’s systems or the third-party vendors’ systems, or an inability to recover from external events beyond the Company’s control, such as a natural disaster, the Company could suffer business and financial losses and be subject to litigation and regulatory actions.

The Company’s financial performance could be adversely impacted by fluctuations in interest rates and/or equity prices.

     The Company is exposed to variability in the value of financial instruments caused by volatility in interest rates and/or equity prices. The primary source of this exposure is in the inventories of fixed-income and equity securities that the Company maintains in order to facilitate customer securities transactions. The Company could experience financial losses if adverse movements in interest rates and/or equity prices cause a decline in the valuations of its securities inventories.

The Company’s financial performance could be adversely impacted by credit exposures.

     The Company is exposed to the possibility that a client or counterparty is unable to meet its obligations to the Company, or that the value of collateral supporting an obligation to the firm declines such that the collateral is no longer sufficient to support the obligation. The Company’s exposure primarily results from its activities relating to margin lending, to its role as a counterparty to financial transactions, and to its securities inventories. The lack of performance by clients and/or counterparties could adversely impact the Company’s profitability.

The Company’s reputation and business performance could be adversely impacted if it is unable to sufficiently protect the critical information of its clients.

     In order to provide effective service to clients, the Company gathers clients’ personal information in the normal course of business. If clients perceive that the Company does not maintain this personal information in a secure manner they may not be willing to do business with the Company. If there is a breach in the Company’s protection of clients’ personal information through a breach in the information technology network or otherwise, the Company could suffer significant damage to its reputation and be subject to litigation and regulatory actions.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.     PROPERTIES.

     The Company’s headquarters are located at One North Jefferson Avenue, St. Louis, Missouri, 63103. It consists of several buildings owned by the Company, which contain approximately 2,600,000 square feet of general office space as well as underground and surface parking and two parking garages. In addition, the Company owns an office building in the St. Louis area, which is used primarily as a contingency planning facility. The Company also leases 35,700 square feet in lower Manhattan and 7,000 square feet in downtown Chicago for the Company’s security and commodity trade-processing activities. The Company occupies 744 locations, which are, with a few exceptions, leased premises, throughout the United States as well as in London, England, and Geneva, Switzerland.

ITEM 3.     LEGAL PROCEEDINGS.

     (a) Litigation

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company establishes reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for a future or interim periods, depending, among other things, on the results of operations for these periods.

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

     The State of Illinois Secretary of State Securities Department sent a Notice of Hearing dated December 1, 2006 that alleges, among other matters, that Edwards engaged in activities to facilitate mutual fund market timing on behalf of certain clients from January 2001 to October 2003 and had inadequate procedures to detect and prevent late trading of mutual funds in violation of the Illinois Securities Law of 1953. The matter is set for hearing in May 2007. Other regulatory actions or claims may occur related to market timing or other mutual fund activities.

     Edwards has been named as a defendant in a lawsuit that seeks class-action status filed in the state of Missouri that alleges, among other matters, that mutual fund transactions with certain customers were influenced by undisclosed shared revenue payments. Edwards is defending itself against the suit.

     The NASD in fiscal year 2006 advised Edwards that it has made a preliminary determination to recommend that disciplinary action be brought against Edwards concerning the sale of mutual fund class-B shares and class-C shares based upon, it is believed, the grounds for recommending such sales, suitability violations, and Edwards supervisory procedures. The NASD orally proposed a settlement, including a fine, the offer to customers to switch to class-A shares and reimbursement for any disadvantage based on actual performance and the retention of an independent consultant to review supervisory procedures. Edwards did not accept the settlement.

     The NASD filed in November 2005 an administrative complaint against Edwards concerning the sale of certain mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional cash payments alleged to total $630,958 to Edwards for sales. The complaint seeks unspecified sanctions and restitution. Edwards is defending itself against the charges. The matter is currently being tried before a hearing panel under the procedures of the NASD.

     The Attorney General of South Carolina, Securities Division, filed an administrative proceeding in August 2005 against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. Edwards has reached oral agreement to resolve this matter and matters relating to an Edwards branch in South Carolina by payment of $575,000. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of Georgia and to customers related to transactions in the Augusta, Georgia branch. Edwards has made payments in excess of $38.2 million to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with Edwards and had no connection with any other Edwards office.

     On August 7, 2006, NYSE Regulation, Inc. censured and fined Edwards $900,000 (with a previous payment to another regulator deemed to satisfy $400,000 of the fine) for improperly maintaining customers in non-managed fee-based accounts, for failing to supervise a branch manager and for failing to properly report certain statistical information concerning customer complaints. Edwards made restitution to certain clients of fees previously charged in the amount of $830,000. The issues from the examinations include alleged failure to supervise charges related to the firm’s Augusta, Georgia branch related to the matters described above, alleged failure to properly report customer complaints, and alleged failures to supervise Edwards’ Client Choice accounts, including supervision of accounts with limited trading activity and accounts with concentrations of mutual funds. Client Choice accounts are brokerage accounts for which a fee, rather than commissions, is charged.

     Edwards and other financial services firms were asked by the SEC to voluntarily review the supervision and operation of certain auction rate securities transactions. Thereafter, on May 31, 2006, the SEC instituted proceedings against Edwards and 14 other financial firms alleging that each of the firms had violated Section 17(a)(2) of the Securities Act of 1933 in connection with transactions involving auction rate securities. Simultaneously with the institution of such proceedings, each of the firms, without admitting or denying the findings of the SEC, consented to censure, undertakings and monetary penalties. Edwards was required to pay $125,000.

     Edwards and other financial services firms have received and responded to information requests from the NYSE with respect to delivery of prospectuses to customers. Regulatory actions or claims may result from the information developed during the review by the NYSE.

     The Division of Enforcement of the NASD had informed Edwards that it was considering recommending disciplinary action against the firm in connection with what was alleged to be the failure to establish adequate supervisory procedures related to the suitability of variable annuity products. In April 2007, Edwards was informed that the Division of Enforcement of the NASD closed their investigation of this matter and will not recommend the commencement of disciplinary action.

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

     A former employee filed an action in September 2005 against the Company seeking class certification alleging, among other matters, violations of the Employee Retirement Income Security Act by allegedly failing to minimize fees paid in connection with investments in the Company’s Retirement and Profit Sharing Plan and by the selection of mutual funds for investments in the plan. The Company is defending itself against the suit.

     Edwards is a defendant in a complaint filed in the United States District Court for the Southern District of California that seeks to be a class action on behalf of all financial consultants and trainees who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants, including trainees, on the basis that the financial consultants should be classified as non-exempt employees under California law, restitution of amounts that were deducted from commissions owed to financial consultants to repay advances made in prior months, payment for meal rest breaks to which financial consultants are claimed to be entitled, and reimbursement for certain alleged business-related expenses paid by financial consultants. Several other financial services firms have been sued in California in similar actions, some of which have settled the actions for substantial amounts. Other financial firms have announced changes in compensation for and charges to financial consultants as the result of such litigation. Edwards is evaluating whether changes will be made to compensation for and charges to financial consultants. Any such changes might increase expenses for Edwards.

     In addition, Edwards has been named as defendants in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey, the United States District Court for the District of Oregon, the United States District Court for the Western District of Pennsylvania, and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees.

     The Division of Enforcement of the NYSE has informed Edwards that it is considering bringing a formal disciplinary action against Edwards relating to Edwards’ stock loan business. The disciplinary action being considered is stated, among other matters, to relate to alleged failures to detect and prevent stock loan personnel from engaging in away-from-market stock loan transactions and from engaging in business dealings with finders in violation of firm policy, failing to detect and prevent conflicts of interest between stock loan personnel and their counterparties, failing to ensure adequate review of electronic communications and to retain facsimile transmissions related to the stock loan business and failing to review certain employee trades. Edwards has been offered the opportunity to make a Wells-type submission.

     (b) Proceedings Terminated During the Fourth Quarter of the Fiscal Year Covered by This Report

          Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the executive officers of the Company as of April 27, 2007, as determined by the Board of Directors.

			Year First
			Appointed Executive
			Officer of the
Name	Age	Office and Title	Company
Robert L. Bagby	63	Chairman of the Board and Chief Executive Officer of the Company and Edwards since 2001. Vice Chairman of the Board, Executive Vice President and Director of the Branch Division of Edwards prior to 2001. Employee of Edwards for 32 years. Director of Edwards since 1979.	1991

Ronald J. Kessler	59	Vice Chairman of the Board of the Company and Edwards since 2001. Executive Vice President and Director of the Operations Division of Edwards. Employee of Edwards for 39 years. Director of Edwards since 1989.	1996

Mary V. Atkin	52	Director of the Staff Division of Edwards since 2005. Executive Vice President of Edwards since 2001. Director of Corporate Strategy from November 2003 to February 2005. President of A.G. Edwards Technology Group, Inc. from 2001 to 2003. Director of A.G. Edwards Technology Group Inc. since 1999. Employee of Edwards for 29 years. Director of Edwards since 1993.	1999

			Year First
			Appointed Executive
			Officer of the
Name	Age	Office and Title	Company
Gene M. Diederich	48	Executive Vice President of Edwards since 2005. Director of the Branch Division of Edwards since March 2005. Regional Manager of Edwards from 2002 to 2005. Branch Manager of Edwards from 1996 to 2002. Employee of Edwards for 22 years. Director of Edwards since 2003.	2005

Charles J. Galli	66	Senior Vice President of Edwards. Regional Manager. Employee of Edwards for 28 years. Director of Edwards since 1990.	2001

Alfred E. Goldman	73	Corporate Vice President of Edwards, Director of Market Analysis of Edwards. Employee of Edwards for 47 years. Director of Edwards since 1967.	1991

Richard F. Grabish	58	Chairman and Chief Executive Officer of A.G. Edwards Trust Company since 2001. President of A.G. Edwards Trust Company since 2005 and from 1987 to 2001. Senior Vice President of Edwards. Assistant Director of the Sales and Marketing Division of Edwards. Employee of Edwards for 26 years. Director of Edwards since 1988.	2001

Douglas L. Kelly	58	Vice President, Secretary, Chief Financial Officer and Treasurer of the Company since 2001. Executive Vice President, Secretary, Director of the Law and Compliance Division of Edwards since 1994. Chief Financial Officer, Treasurer and Director of the Administration Division of Edwards since 2001. Employee of Edwards for 13 years. Director of Edwards since 1994.	1994

Peter M. Miller	49	Executive Vice President and Director of the Sales and Marketing Division of Edwards since 2002. Regional Manager of Edwards from 1995 to 2002. Employee of Edwards for 18 years. Director of Edwards since 1997.	2002

John C. Parker	47	Executive Vice President of Edwards since 2003. Director and President of A.G. Edwards Technology Group, Inc. since November 2003. Senior Vice President of A.G. Edwards Technology Group, Inc. from 2001 to 2003. Employee of Edwards for five years. Director of Edwards since 2002.	2003

Paul F. Pautler	61	Executive Vice President and Director of the Capital Markets Division of Edwards since 2001. Senior Vice President and Director of the Investment Banking Division of Edwards from 2000 to 2001. Director of Corporate Finance of Edwards from 1999 to 2001. Employee of Edwards for nine years. Director of Edwards since 2000.	2000

Joseph G. Porter	46	Assistant Treasurer and Assistant Secretary of the Company since 1999. Vice President of the Company since 2002. Principal Accounting Officer of the Company and Edwards. Senior Vice President and Assistant Director of the Administration Division of Edwards. Employee of Edwards for 24 years. Director of Edwards since 2001.	1999

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quarterly Information
(Unaudited)

	Dividends	Stock Price	Net	Earnings	Net	Earnings
	Declared	Sales Price	Revenues	Before Tax	Earnings	Per Share
	per Share	High-Low	(In millions)	(In millions)	(In millions)	Diluted	Basic
Fiscal 2007 by Quarter
First	$0.20	$54.56 - $43.17	$764.7	$122.4	$77.6	$1.01	$1.03
Second	$0.20	$56.17 - $47.77	$713.3	$104.4	$66.3	$0.86	$0.88
Third	$0.20	$59.93 - $51.55	$767.5	$124.0	$78.3	$1.03	$1.05
Fourth	$0.20	$69.04 - $56.70	$865.0	$169.8	$109.2	$1.44	$1.47

Fiscal 2006* by Quarter
First	$0.16	$45.70 - $38.66	$652.9	$75.9	$51.8	$0.67	$0.67
Second	$0.16	$47.00 - $40.94	$672.5	$74.3	$47.2	$0.61	$0.61
Third	$0.20	$46.73 - $38.41	$674.1	$75.8	$51.7	$0.67	$0.67
Fourth	$0.20	$48.04 - $43.86	$740.6	$115.0	$75.4	$0.99	$0.99

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the components presented above.

     *Fiscal 2006 amounts have been adjusted due to a change in accounting method. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s Stock-Based Compensation plan.

Issuer Purchases of Equity Securities

     The following table presents the number of shares purchased monthly under the Company’s stock repurchase programs for the three-month period ended February 28, 2007.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid Per Share	Plans	Plans
December
(12/1/06 – 12/31/06)	361,356	$61.15	361,356	4,577,210
January
(1/1/07 – 1/31/07)	354,590	$66.26	354,590	14,222,620
February
(2/1/07 – 2/28/07)	288,246	$66.99	288,246	13,934,374
Total	1,004,192	$64.63	1,004,192

     In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004, through December 31, 2006. The Company purchased 6,203,611 shares under the November 19, 2004 authorization. In November 2006, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period January 1, 2007 through December 31, 2008. At February 28, 2007, the Company had up to 9,419,832 shares available for repurchase under the January 2007 authorization.

     In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. At February 28, 2007, the Company had up to 4,514,542 shares available to repurchase under this authorization.

Annual Meeting

     The 2007 Annual Meeting of Stockholders (the “Annual Meeting”) will be held at the Company’s headquarters, One North Jefferson, St. Louis, Missouri, on Thursday, June 21, 2007, at 10 a.m. CDT. The Notice of Annual Meeting, Proxy Statement and Proxy Voting Card will be mailed on or around May 15, 2007, to each stockholder of record at the close of business on May 1, 2007. The Proxy Statement describes the items of business to be voted on at the Annual Meeting and provides information on the Board of Directors’ nominees for director and their principal affiliations with other organizations as well as other information about the Company.

Dividend Payment

     The next four anticipated dividend payment dates are July 2 and October 1, 2007, and January 2 and April 1, 2008. However, the payment and rate of dividends on the Company’s common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company’s subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and NYSE and the capital adequacy requirements of the OTS. Such restrictions have never become applicable with respect to the Company’s dividend payments. See Note 6 (Net Capital Requirements) of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on the Company and its subsidiaries.

Stock Exchange Listing

     The Company’s common stock is listed on the NYSE under the symbol AGE. The approximate number of stockholders on February 28, 2007, was 19,300. The approximate number of stock holders of record includes customers who hold the Company’s stock in their accounts on the books of Edwards.

Registrar/Transfer Agent
The Bank of New York
1-800-524-4458
1-212-815-3700 (Outside the U.S. and Canada)
1-888-269-5221 (Hearing Impaired – TTY Phone)

e-mail: shareowners@bankofny.com
website: https://www.stockbny.com

Address Shareholder Inquiries to:
The Bank of New York
Investor Services Department
P.O. Box 11258
New York, New York 10286-1258

Send Certificates for Transfer and Address Changes to:
Receive and Deliver Department
P.O. Box 11002
New York, NY 10286-1002

ITEM 6.     SELECTED FINANCIAL DATA.

Consolidated Five-Year Summary

		February 28,
	February 28,	2006	February 28,	February 29,	February 28,
Year Ended	2007	(As Adjusted)*	2005	2004	2003
	(In thousands, except per share amounts)
Revenues
Asset management and service fees:
Distribution fees	$684,290	$571,573	$498,026	$366,735	$336,636
Fee-based accounts	474,532	386,585	323,769	246,943	225,888
Service fees	107,240	104,714	97,282	109,708	90,493
Total	1,266,062	1,062,872	919,077	723,386	653,017
Commissions:
Equities	539,208	530,052	530,654	543,462	453,231
Mutual funds	244,031	242,883	259,179	260,518	201,567
Insurance	200,956	195,476	192,019	205,622	185,249
Futures and options	46,689	48,411	47,810	51,427	42,816
Other	1,073	894	4,504	19,998	5,116
Total	1,031,957	1,017,716	1,034,166	1,081,027	887,979
Principal transactions:
Debt securities	127,720	131,284	178,395	217,224	252,688
Equities	87,410	78,826	75,504	79,662	58,436
Total	215,130	210,110	253,899	296,886	311,124
Investment banking:
Underwriting fees and selling concessions	196,593	168,963	174,555	240,094	184,220
Management fees	93,295	65,434	71,067	81,767	66,960
Total	289,888	234,397	245,622	321,861	251,180
Interest:
Margin account balances	146,194	138,466	107,611	74,662	86,189
Securities owned and deposits	85,103	42,871	21,132	21,470	20,474
Total	231,297	181,337	128,743	96,132	106,663
Other	91,743	44,334	30,288	6,384	10,239
Total Revenues	3,126,077	2,750,766	2,611,795	2,525,676	2,220,202
Interest expense	15,617	10,653	4,114	2,859	5,850
Net Revenues	3,110,460	2,740,113	2,607,681	2,522,817	2,214,352
Non-Interest Expenses
Compensation and benefits	1,931,870	1,761,199	1,699,156	1,642,999	1,448,199
Communication and technology	257,838	236,379	241,830	272,047	282,603
Occupancy and equipment	150,464	144,114	151,426	137,617	134,149
Marketing and business development	76,950	71,635	65,682	53,262	45,649
Floor brokerage and clearance	19,101	21,073	21,341	22,495	22,464
Other	153,644	164,705	133,839	149,123	109,854
Total Non-Interest Expenses	2,589,867	2,399,105	2,313,274	2,277,543	2,042,918
Earnings Before Income Taxes	520,593	341,008	294,407	245,274	171,434
Income Taxes	189,240	117,684	107,933	85,789	52,606
Earnings before cumulative effect of
accounting change	331,353	223,324	186,474	159,485	118,828
Cumulative effect of accounting change, net of
$1,655 of income taxes	—	2,768	—	—	—
Net earnings	$331,353	$226,092	$186,474	$159,485	$118,828

		February 28,
	February 28,	2006	February 28,	February 29,	February 28,
Year Ended	2007	(As Adjusted)*	2005	2004	2003
	(In thousands, except per share amounts)
Earnings per diluted share:
Earnings before cumulative effect of accounting
change	$4.34	$2.89	$2.37	$1.97	$1.46
Cumulative effect of accounting change, net of
income taxes*	—	0.04	—	—	—
Earnings per diluted share	$4.34	$2.93	$2.37	$1.97	$1.46
Per Share Data:
Dividends Declared	$0.80	$0.72	$0.64	$0.64	$0.64
Book Value	$27.91	$24.96	$23.21	$22.08	$20.92
Other Data:
Total Assets	$5,312,118	$4,671,643	$4,687,797	$4,436,085	$3,980,094
Stockholders’ Equity	$2,102,039	$1,887,012	$1,787,691	$1,778,319	$1,688,537
Dividends Declared	$60,664	$54,894	$49,392	$51,007	$51,034
Pre-tax Return on Average Equity	26.1%	18.6%	16.5%	14.1%	10.3%
Return on Average Equity	16.6%	12.3%	10.5%	9.2%	7.1%
Pre-tax Net Earnings as a Percent of Net
Revenues	16.7%	12.4%	11.3%	9.7%	7.7%
Average Common and Common Equivalent
Shares Outstanding (Diluted)	76,431	77,204	78,766	80,990	81,177

*Fiscal 2006 amounts have been adjusted due to a change in accounting method. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for a detailed discussion of the Company’s Stock-Based Compensation plan.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (Year references, including those in charts, are to fiscal years ended February 28 unless otherwise specified)

Introduction

     Headquartered in St. Louis, Missouri, A.G. Edwards, Inc. is a financial services holding company whose principal operating subsidiary is the national investment firm of A.G. Edwards & Sons, Inc. (“Edwards”), which is a successor to a partnership formed in 1887. A.G. Edwards, Inc. and its operating subsidiaries (collectively, the “Company”), provide securities and commodities brokerage, investment banking, trust services, asset management, retirement and financial planning, insurance products, and other related financial services.

     The Company’s client base is comprised mostly of individual investors and includes corporations, governments, municipalities and financial institutions. Total client assets at the end of 2007 were $374 billion, an increase of $31 billion (9 percent) when compared to the end of 2006.

     The Company serves its clients through one of the securities industry’s largest branch-office networks with locations in all 50 states, the District of Columbia, London, England and Geneva, Switzerland. The Company added six locations during 2007, increasing its total to 744. The total number of full-time employees decreased by 142 (1 percent) to end the year at 15,338. The number of the Company’s financial consultants declined 206 (3 percent) to end the year at 6,618. Average client assets per financial consultant at the end of 2007 were $56.5 million, an increase of $6.2 million (12 percent).

Executive Summary

Economic/Market Conditions

     As the fiscal year progressed and the economic data turned more positive, the actions of investors suggested they were becoming more comfortable with the economic and market environments. While the first four months of the fiscal year were largely dominated by rising interest rates and rising oil prices, along with economic data that provided no clear indication of the economy’s direction, the last eight months displayed much of the opposite.

After raising the Federal Funds rate from 4.75 percent to 5.25 percent from March to June, the Federal Reserve held the rate steady from June through the end of February. Crude oil prices, which peaked at more than $77 per barrel in July, hovered in the $58-$63 range for much of the fiscal third quarter, fell as low as $50 per barrel in the fourth quarter, and closed the year at $62 per barrel. Consumer price inflation increased at its smallest monthly rates during the last six months of the year, and Gross Domestic Product growth maintained slower, steadier progress from April to December, further relaxing concerns of additional Federal Funds rate increases.

     The positive economic news later in the year was reflected in the equity markets. While the major stock market indexes posted modest gains through the first six months, their fiscal-year highs and the bulk of the overall gains came within the last six months. It should be noted that the fiscal-year results for these indexes were adversely affected by heavy stock-selling in the last week of the fiscal year. The Standard & Poor’s 500 Index increased 126 points (10 percent), gaining 103 of those points (8 percent) in the last six months, to finish the year at 1,407. Similarly, the Dow Jones Industrial Average increased 1,275 points (12 percent), gaining 888 points (8 percent) in the last six months, to finish at 12,269. The Nasdaq Composite Index, meanwhile, was at a 4 percent loss through the first six months before ending the year with a 135-point (6 percent) increase to finish at 2,416.

Regulatory Environment

     The enactment of new or changes in existing laws or regulations, new or changed interpretations or enforcement of such laws or regulations, or court decisions concerning them in the U.S. or in other jurisdictions could materially affect the Company’s business, financial condition or results of operations in one or more periods. Recent changes include the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers, Inc. (“NASD”), which have regulatory authority over the business of Edwards as a broker-dealer, announcing that they intend to merge their regulatory operations into a single regulatory body that is expected to begin operations in the second quarter of calendar 2007. Recent regulatory changes concerning the trading of securities under Regulation NMS issued by the SEC and related actions are affecting how Edwards and other broker-dealers handle transactions. The Chairman and the Director of the Division of Investment Management of the SEC have stated that the SEC will be reviewing the fees paid by mutual fund companies to broker dealers and other entities under rule 12b-1 of the Securities and Exchange Act of 1934. Edwards receives significant payments of 12b-1 fees and changes in the rule governing such fees could have a material adverse affect on the receipt of such payments by Edwards. The United States Court of Appeals for the District of Columbia Circuit in March 2007 invalidated a final rule adopted by the SEC that exempted broker-dealers including Edwards from the requirements of the Investment Advisers Act in connection with certain activities and accounts. As a result of this ruling Edwards has stopped opening new fee-based brokerage accounts known as Client Choice and is reviewing the status of existing accounts and other business activities. The impact of this court ruling cannot be determined with certainty but, unless changed, will affect how brokerage activities are performed by Edwards and other broker-dealers.

     As with most other publicly held companies, the Company was subject to the ongoing implementation of the Sarbanes-Oxley Act of 2002, particularly as it pertained to internal control over financial reporting. (See the “Controls and Procedures” section, Part II, Item 9A, for a detailed discussion of the Company’s report on internal control over financial reporting).

Company Performance Summary

     Overall for 2007, the Company set a record for annual net revenues at $3.1 billion and experienced its fourth consecutive year of increased net revenues. The Company also posted its fifth consecutive year of increased net earnings, earnings per diluted share, pre-tax profit margin and return on average equity:

     Additionally, results for 2006 have been adjusted to reflect a change in accounting method related to stock options and restricted stock (collectively referred to as “Stock Awards”) granted to retirement-eligible employees under Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”).

     In reviewing its results for 2007, the Company’s asset-management and service-fee revenues for the second consecutive year accounted for the largest percentage of net revenues, at 41 percent in 2007 and 39 percent last year. Higher client-asset levels in fee-based programs, mutual funds and other individual investments helped this revenue line grow to $1.3 billion, a 19 percent increase for the year. The Company continues to believe this trend reflects a natural migration by clients toward fee-based programs and services to diversify their portfolios. In response to this client demand, the Company continues to expand its lineup of fee-based programs and services, including additional portfolio choices in its fund advisory programs and the introduction of its Unified Managed Portfolios, a program that allows investments in mutual funds and exchange traded funds and by professional money managers.

     Helped by asset-management and service-fee revenue, net revenues for 2007 increased $370 million (14 percent) as the Company posted increases in every major revenue category. Of note, the $55 million (24 percent) increase in investment banking revenues largely reflected a significant increase in underwriting volume of closed-end funds and equity offerings. Additionally, the $45 million (26 percent) increase in net interest revenues reflected an increased prime rate resulting in higher interest rates charged on margin balances, higher interest rates earned on the fixed-income inventory held for sale to clients and higher balances and rates earned on short-term investments partially offset by decreased margin loan balances.

     During 2007, total client assets grew more than $31 billion (9 percent), while client assets in fee-based accounts grew $7 billion (18 percent).

     The Company’s results for 2007 included $23 million in revenue for gains related to the merger of the NYSE and Archipelago Holdings, Inc. to form NYSE Group, Inc. (“NYSE Group”), including the mark-to-market on NYSE Group shares the Company currently holds. The results also included $18 million in revenue for gains on the sales of shares in the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”) and the mark-to-market on the ICE, CME and New York Mercantile Exchange (“NYMEX”) shares the Company currently holds.

     Non-interest expenses for 2007 increased, albeit at a slower pace than revenue growth. Expenses for compensation and benefits in 2007 increased mainly due to greater revenue produced by the Company’s financial consultants, earnings allocated to the Company’s incentive compensation and a change in the expense recognition for employee awards of restricted stock and stock options. Communication and technology expenses also increased, largely because of higher depreciation expenses, higher technology-consulting expenses and higher securities-processing costs, which are consistent with greater client activity. The securities-processing costs became more variable in nature after the Company moved its securities-processing operations to an application service provider last year. As a partial offset, other expenses declined during the period as a result of lower expenses for addressing various regulatory changes and legal matters.

When comparing the Company’s results for 2007 to those for 2006:
     Net earnings – Increased $105 million (47 percent) to $331 million.
     Diluted earnings per share – Increased $1.41 (48 percent) to $4.34.
     Net revenues – Increased $370 million (14 percent) to $3.1 billion.
     Pre-tax profit margin – Increased from 12.4 percent to 16.7 percent.

When comparing the Company’s results for 2006* to those for 2005:
     Net earnings – Increased $40 million (21 percent) to $226 million.
     Diluted earnings per share – Increased $0.56 (24 percent) to $2.93.
     Net revenues – Increased $132 million (5 percent) to $2.7 billion.
     Pre-tax profit margin – Increased from 11.3 percent to 12.4 percent.

*Fiscal 2006 amounts have been adjusted due to a change in accounting method. See Note 2 (Employee Stock Plans) of the Notes to the Consolidated Financial Statements for a detailed discussion of the Company’s Stock-Based Compensation plan.

     The results for 2006 included $5 million in revenue for gains on the sale of shares in the Chicago Board of Trade (“CBOT”), $8 million in gains on CME shares, and a $3 million gain on the sale of real estate. The 2006 results also reflected $6 million in tax benefits resulting from the resolution of certain tax matters, including $3 million in tax benefits from the resolution of tax matters related to technology research and development tax credits.

     As a result of the Company’s March 1, 2005 early adoption of SFAS No. 123R, the Company recognized in the first quarter of 2006 a one-time, $3 million after-tax benefit, as the cumulative effect of a change in accounting method, resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. Based on interpretive guidance related to SFAS No. 123R, the Company changed its accounting method such that compensation expense only for Stock Awards to retirement-eligible employees was retroactively recorded in 2006, in accordance with Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Stock Awards to non-retirement eligible employees for 2006 granted in the first quarter of 2007 are being expensed over their service period, generally three years.

     In both the 2007 versus 2006 and the 2006 versus 2005 comparisons, the Company experienced a general increase in net revenues paced by record results in asset-management and service-fee revenues, combined with higher compensation expenses based on higher commissionable revenue and the Company’s increased profitability. A detailed discussion of the Company’s results of operations follows.

Results of Operations

     The Company generates revenues primarily through Edwards. These revenues can be categorized into six main components: asset-management and service fees, commissions, principal transactions, investment banking, net interest revenue and other.

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

     The following table illustrates the composition of the Company’s net revenues for 2007, 2006 and 2005:

	2007	2006	2005
Asset management and service fees	41%	39%	35%
Commissions	33%	37%	40%
Principal transactions	7%	8%	10%
Investment banking	9%	9%	9%
Net interest	7%	6%	5%
Other	3%	1%	1%

     Following are descriptions of the Company’s revenue and expense components and its operational results in each:

Asset Management and Service Fees

     Revenues from asset-management services are based principally on the amount of certain client assets held through the Company. These assets may be managed by the Company, by Gallatin Asset Management, Inc. (“Gallatin”) or by third-party investment managers, including third-party portfolio managers, mutual funds, managed futures funds, money market funds, annuities and insurance companies. The Company manages certain client assets through the A.G. Edwards Trust Company FSB (“Trust Company”), a wholly owned subsidiary and federally chartered savings bank that provides portfolio management and trust services. In addition, the Company offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor.

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

     Asset-management and service-fee revenues for 2007 increased $203 million (19 percent) to post an annual record of $1.3 billion. Growth in this revenue category was helped by the Company’s fee-based programs, which increased $88 million (23 percent) due in part to an 18 percent increase in the number of client accounts in these programs under third-party management or through the Company’s fee-based transaction accounts and trust services.

     Fees received from third-party mutual funds, managed futures and insurance providers increased $113 million (20 percent) mainly as a result of increased asset values in these investment products. Service-fee revenues increased $3 million (2 percent) due in part to an increase by Edwards in the postage and handling fee on certain transactions.

     Asset-management and service-fee revenues displayed modest volatility throughout the year but generally maintained an upward bias as it established a new annual record. The Company’s fund advisory programs again displayed the greatest strength among the Company’s fee-based programs, both in terms of client-asset growth (45 percent) and client-account growth (38 percent).

     Client assets in fee-based accounts increased $7 billion (18 percent) from February 28, 2006 to February 28, 2007 and increased $7 billion (22 percent) from February 28, 2005 to February 28, 2006. An analysis of changes in assets in fee-based accounts from these time periods is detailed below (dollars in millions):

	February 28,	February 28,		February 28,
Assets in fee-based accounts	2007	2006	2007 vs. 2006	2005	2006 vs. 2005
Fund advisory programs	$20,393	$14,059	45%	$ 9,871	42%
Separately managed accounts	12,853	12,030	7%	11,438	5%
Company-managed and
other fee-based accounts	10,922	11,357	(4)%	9,443	20%
Total assets in fee-based accounts	$44,168	$37,446	18%	$30,752	22%

     In mid-February 2007, the Company introduced its bank deposit program (“AGE Bank Deposit Program”) to certain clients as part of a multi-stage rollout to all eligible clients. The AGE Bank Deposit Program offers up to $1 million in FDIC insurance, competitive interest rates and the opportunity to earn higher interest rates based on household asset values and account type. Also in 2007, the Trust Company received approval from the Office of Thrift Supervision (“OTS”) to expand its powers to be able to accept time and demand deposits so it can participate, along with several other FDIC-insured banks, in the AGE Bank Deposit Program. The Company expects the Trust Company to begin accepting client deposits in the second quarter of 2008.

     The revenue contribution of the AGE Bank Deposit Program was not material to the Company’s 2007 results of operations. The revenue impact of this program in 2008 cannot be determined with certainty and will depend, among other things, on the amount of assets that clients move into the AGE Bank Deposit Program, when the Trust Company begins accepting deposits, the amount of deposits placed with the Trust Company, the amount of new assets brought to the Company as a result of this program, and competitive and economic factors. As of April 25, 2007, the Company had average money fund balances of $20 billion that are eligible for conversion to this program.

     Revenue and expenses derived from deposits placed with the Trust Company through the AGE Bank Deposit Program will be reflected in net interest revenue in future periods. Revenue and expenses derived from assets deposited in other FDIC-insured banks through this program will be reflected in asset-management and service fees in future periods.

     In 2006 asset-management and service-fee revenues increased $144 million (16 percent). The growth was driven by a $63 million (19 percent) increase in revenue from the Company’s fee-based programs, generated in part by a 22 percent increase in the number of client accounts in these programs under third-party management or through the Company’s fee-based transaction accounts and trust services.

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

     Commission revenues increased $14 million (1 percent) in 2007 compared to 2006. Commissions from equity transactions increased $9 million (2 percent), revenues from transactions in insurance products increased $5 million (3 percent) and commissions from individual mutual-fund transactions were essentially flat. As a partial offset to these increases, commission revenues from commodities and financial futures decreased $1 million (5 percent) and commission revenues from options transactions decreased $1 million (2 percent).

     Commission revenues from equity transactions were at or near their best performance in May, while they displayed their weakest performance in July, consistent with market declines and seasonally slower activity. The Company benefited modestly from a change in its commission schedule for equity and options transactions, which went into effect March 15, 2006. Commission revenues from individual mutual-fund and insurance-product transactions were strongest in the first and fourth quarters of 2007. The Company believes the essentially flat revenue contribution from individual mutual-fund transactions was partly attributable to the continued client migration toward fee-based fund advisory programs.

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

     The 2006 commission revenues generally reflected increased client activity in equities and mutual funds when major market indexes reached various peaks. Revenues from insurance products were generally steady throughout 2006 as clients sought these products to help diversify their portfolios. Additionally, the strong pace of asset growth in fee-based programs suggested greater client interest in these programs versus individual transactions.

Principal Transactions

     The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal-transaction revenues.

     In 2007 principal-transaction revenues increased $5 million (2 percent) versus 2006. A $9 million (11 percent) revenue increase from transactions in equity securities held in the Company’s inventory overcame decreases of $2 million (6 percent) in revenues from corporate-debt transactions and $2 million (3 percent) in revenues from municipal-debt transactions. Revenue from government-debt transactions was essentially flat.

     Client activity in over-the-counter equity securities was generally consistent with equity activity noted above in Commission revenues. Conversely, client activity in municipal- and government-debt securities was strongest in the periods of weakness for the equity markets as clients took more defensive positions in their portfolios.

     In 2006 principal-transaction revenues decreased $44 million (17 percent) versus 2005. The overall decline in this revenue category was driven almost entirely by a slowdown in client activity in the fixed-income markets, as evidenced by a $17 million (19 percent) decrease in revenue from municipal-bond transactions, a $17 million (39 percent) decrease in corporate-debt transactions and a $13 million (29 percent) decrease in revenue from government-debt transactions. These decreases were partially offset by $3 million (4 percent) increase in revenues from transactions in equity securities held in the Company’s inventory. Investor concerns about interest rates and improving equity markets were the main factors affecting activity in this revenue category during 2006.

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

     Investment banking revenues in 2007 increased $55 million (24 percent), posting their second-best annual performance and their best-ever quarterly performance in the fourth quarter. Underwriting fees and selling concessions from equity products increased $26 million (21 percent). Underwriting fees and selling concessions from corporate-debt products increased $4 million (18 percent). These increases were partially offset by a $3 million (12 percent) decrease in underwriting fees and selling concessions from municipal- and government-debt products.

     The Company participated in a significantly greater volume of equity underwritings during 2007, particularly in the area of closed-end funds as several large issues came to market. Related management fees from these underwritings accounted for much of the overall increase in management fees. The Company also had a greater volume of underwritings in its core focus areas of energy, financial and real estate. The increase in corporate-debt activity was primarily due to increased client demand for preferred-debt issues. The revenue decrease from municipal underwritings was mainly due to greatly reduced volume from municipalities issuing new debt or refinancing existing debt.

     In 2006 investment banking revenues decreased $11 million (5 percent). While underwriting fees and selling concessions from corporate-equity products were essentially flat for the year, underwriting fees and selling concessions from corporate-debt products decreased $7 million (23 percent) and government-debt products decreased $4 million (66 percent). Management fees in 2006 decreased $6 million (8 percent). These results were partially offset by a $5 million (28 percent) increase in underwriting fees and selling concessions from municipal-debt products. The underwriting environment in 2006 was largely the opposite experienced in 2007, as the Company had a significantly lower volume of closed-end-fund underwriting partially offset by a greater volume of municipal underwritings as municipalities took advantage of the interest-rate environment.

Net Interest Revenue

     Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients and from short-term investments.

     Interest revenue net of interest expense increased $45 million (26 percent) in 2007. A 2 percent increase in the prime rate – the base rate the Company uses for charging interest on average margin balances – was primarily responsible for the $8 million (6 percent) increase in revenue from margin balances. During the year, average client margin balances declined from $1.9 billion to $1.6 billion. The decline in these balances is believed to be, in part, the by-product of more client assets moving to fee-based programs, most of which do not allow clients to have margin accounts. Higher interest rates also were the primary driver behind a $25 million (153 percent) increase in revenue from the Company’s short-term investments. Higher interest rates from fixed-income securities and dividend payments from equity securities held in inventory contributed to a $17 million (65 percent) revenue increase from this inventory.

     As noted earlier, net interest revenue in future periods will reflect the impact of client assets deposited in the Trust Company through the AGE Bank Deposit Program.

     The following chart details the average client margin balances as of February 28(29) 2004, 2005, 2006 and 2007 and the average rate charged on those balances:

     Interest revenue net of interest expense increased $46 million (37 percent) in 2006 for mainly the same reasons as those noted above for the 2007 results. Average client margin balances during 2006 declined from $2.1 billion to $1.9 billion.

Other Revenue

     Other revenue is derived primarily from the Company’s investment activities in equity and equity-related securities along with four Company-sponsored private equity partnerships.

     Other revenue increased $47 million (107 percent) in 2007. These results included $23 million in revenue for gains related to the merger of the NYSE and Archipelago Holdings, Inc. to form NYSE Group, including the mark-to-market on NYSE Group shares the Company currently holds. The results also included $14 million in revenue for gains on the sale of shares in ICE and the mark-to-market on the ICE and NYMEX shares the Company currently holds. Additionally, the results in other revenue reflected a $21 million increase in gains in 2007 versus 2006 on the Company’s private-equity investment valuations and dividend payments. The increase was partially offset by a $3 million decrease in gains the Company recorded in 2007 versus 2006 for the sale of shares in the CME and the mark-to-market on other CME shares the Company currently holds. The 2006 and 2007 sales of CME shares occurred after shareholding requirements for CME membership were lowered. The 2007 sale of ICE shares occurred after the merger of ICE and New York Board of Trade (“NYBOT”) in January 2007.

     In 2006 other revenue increased $14 million (46 percent). The 2006 results included a $5 million gain on the sale of shares in the CBOT that the Company was not required to own for CBOT membership. The increase also included a $3 million gain on the sale of real estate and a $13 million increase in revenue from the Company’s private-equity investment valuations and dividend payments. The increase was partially offset by a $2 million decrease in gains the Company recorded in 2006 versus 2005 for the sale of shares in the CME and the mark-to-market on other CME shares the Company currently holds. Both the 2005 and 2006 sales of CME shares occurred after the CME lowered shareholding requirements for CME membership.

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

     For 2007, compensation and benefits increased $171 million (10 percent). Commission expense increased $55 million (7 percent). Incentive compensation increased $103 million (32 percent), which included $13 million in amortization expense related to stock awards for non-retirement eligible employees and $7 million in accrued expense for Stock Awards to be granted to retirement-eligible employees. Retirement-eligible employees generally are those age 55 and older. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for further discussion of the recent change of accounting method for retirement-eligible employees. Administrative salaries increased $5 million (1 percent), and costs related to healthcare insurance and other benefits increased $13 million (8 percent).

     The increase in commission expense was primarily the result of higher commissionable revenue from fee-based programs and individual transactions, partially offset by adjustments Edwards made to the compensation of its financial consultants effective April 3, 2006, lowering the commission payout schedule to its financial consultants on certain transactions. The increase in incentive compensation was due mainly to the Company’s 47 percent increase in net earnings during 2007 and an increase in the number of financial consultants qualifying for sales bonuses. The increase in administrative salaries largely reflected general salary increases. The increase in healthcare insurance costs was mainly a reflection of generally higher individual claims during the year.

     For 2006, compensation and benefits expenses increased $62 million (4 percent). Commission expense increased $11 million (1 percent) and incentive compensation increased $4 million (1 percent), both due to increased sales and earnings. Administrative salaries increased $6 million (2 percent) as a result of general salary increases and a net increase in salaried employees. Healthcare insurance costs increased $5 million (9 percent) due to higher individual claims.

     As a partial offset to other incentive-compensation expenses, the Company’s early adoption of SFAS No. 123R additionally resulted in an expense for Stock Awards only for non-retirement eligible employees being recognized in 2006. Stock awards granted at the end of 2006 for non-retirement eligible employees are being expensed over their service period, generally three years, which began in 2007. See Note 2 (Employee Stock Plans) of the Notes to Consolidated Financial Statements for further discussion of the impact of the Company’s change in accounting method for Stock Awards to retirement-eligible employees.

     Upon the adoption of SFAS No. 123R, the Company recognized the compensation expense related to Stock Awards to retirement-eligible employees on the date of grant. Based on interpretive guidance related to SFAS No. 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of Stock Awards that are granted to retirement-eligible employees. The Company is accruing an expense throughout the fiscal year preceding the date of grant representing an estimate of Stock Awards to be granted to retirement-eligible employees as a result of such fiscal year’s service rather than recognize the expense on grant date, which occurs in the first quarter of the subsequent fiscal year. The accounting for Stock Awards to non-retirement eligible employees did not change and will be recognized over the service period, generally three years from grant date. Following is a table that outlines the actual/projected expense impact for non-retirement eligible employees Stock Awards for the fiscal years 2007 through 2010:

Actual/Projected Expense Impact of Non-Retirement Eligible Employees Stock Awards

For Non-Retirement
Eligible Employees Stock	2007	2008	2009	2010
Awards Granted For:	Expense Impact	Expense Impact	Expense Impact	Expense Impact
2006	$13 million	$11 million	$10 million	$ 2 million
2007	—	$15 million	$14 million	$13 million
Total Actual/Projected	$13 million	$26 million	$24 million	$15 million
Expenses For			plus expense	plus expense for
Non-Retirement			for Stock	Stock Awards to be
Eligible Employees			Awards to be	granted in April
Stock Awards			granted in April	2008 and 2009
2008

     Differences between the projected and actual expenses for non-retirement eligible employees Stock Awards for 2008 and subsequent fiscal years may occur as a result of actual employee forfeitures of non-retirement eligible employees Stock Awards compared to the Company’s estimates and/or future accounting pronouncements by the Financial Accounting Standards Board (“FASB”), SEC or other regulatory authority.

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

     Communication and technology expenses increased $21 million (9 percent) in 2007. Professional expenses for outside consultants increased by $17 million (93 percent) due to various projects, including the Company’s transition from certain legacy back-office systems. Amortization and depreciation expenses increased $5 million (7 percent) as a result of several new technology projects. Expenses associated with the conversion of securities-processing operations to an application service provider increased $4 million (35 percent) due in part to greater client activity. As partial offsets, expenses related to repairs and maintenance decreased $2 million (14 percent) and expenses for certain telecommunications services decreased $3 million (15 percent).

     In 2006 communication and technology expenses declined $5 million (2 percent) as the Company completed several significant projects, resulting in decreased professional expenses for outside consultants. Amortization and depreciation expenses also decreased as several assets became fully depreciated. Partially offsetting these decreases were increases from securities-processing expenses associated with the conversion of securities-processing operations to an application service provider and data-processing expenses associated with data-processing services provided by an outside service provider.

Occupancy and Equipment

     Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with equipment and furniture in those locations.

     In 2007 occupancy and equipment expenses increased $6 million (4 percent) primarily due to higher rates associated with renewing certain branch-office leases.

     In 2006, occupancy and equipment expenses decreased $7 million (5 percent). The decrease was primarily due to a $10 million charge recorded in 2005 to correct the recognition period for rent-escalation clauses and lease incentive in certain branch-office leases. The decrease was partially offset by increases in amortization expenses for leasehold improvements.

Marketing and Business Development

     Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

     In 2007 marketing and business development expenses increased $5 million (7 percent). Expenses associated with the Company’s national sales conference largely accounted for a $6 million (54 percent) increase in travel expenses. Partially offsetting this increase was $2 million (4 percent) in decreased costs associated with the Company’s branding initiative and other business-promotion expenses primarily resulting from timing differences in advertising schedules.

     While the amount for 2008 has not been determined with certainty, the Company expects its branding initiative to cost approximately $20 million, with fluctuations from period to period.

     In 2006 marketing and business development expenses increased $6 million (9 percent) primarily due to an increase in advertising expenses associated with the Company’s branding initiative and other business-promotion expenses.

All Other Expenses

     All remaining operational expenses are largely related to professional expenses for legal, regulatory and audit consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

     In 2007 all remaining operational expenses decreased $13 million (7 percent), led by an $11 million (20 percent) decline in professional expenses for legal and regulatory consulting services. Reserves and settlements for various legal and regulatory matters were $3 million (8 percent) lower than the prior year. A $2 million (9 percent) decrease in floor brokerage and clearance expenses resulted from lower fees charged by various securities exchanges. As a partial offset, the Company had a $3 million (15 percent) increase in expenses related to certain media-vendor services.

     In 2006 all remaining operational expenses increased $31 million (20 percent) due largely to increases in reserves and settlements for various legal and regulatory matters, professional expenses for legal and regulatory consulting services, and an increase in registration fees due mainly to an $8 million credit recorded in 2005 to correctly recognize state registration fees for the Company’s financial consultants over the registration period.

Income Taxes

     The Company’s effective tax rate was 36.4 percent for 2007 compared with 34.5 percent for 2006. The increase in the effective tax rate was due largely to the recognition of $6 million in tax benefits from the resolution of certain tax matters during 2006, including $3 million in tax benefits from the resolution of tax matters related to technology research and development tax credits.

Impact of Stock Exchange Holdings

     On March 7, 2006, the NYSE and Archipelago Holdings, Inc. closed a merger agreement and formed a new holding company, NYSE Group. In the merger, NYSE members were entitled, and the Company elected, to receive $404,640 and 78,601 shares of NYSE Group common stock for each NYSE membership seat. The sale of shares are subject to certain restrictions that expire ratably over a three-year period, unless the NYSE Group board of directors removes or reduces the transfer restrictions earlier. The NYSE Group board of directors authorized a secondary distribution, and the Company sold 67,841 shares in the offering, at a price of $60.27 per share in May 2006. In addition, Edwards purchases trading licenses through a modified Dutch auction process every year in order to receive the right to trade securities on the floor of the exchange. In January 2007, Edwards purchased four NYSE trading licenses at a price of $50,000 each.

     At February 28, 2006, Edwards had four NYSE membership seats included in other assets on the consolidated balance sheet at a total cost of $492,000. Factoring in the Company’s cost basis for the four seats and the transfer restrictions on the remaining shares, the Company recorded a $23 million gain related to the merger. Subsequent gains or losses will be recorded in future periods as transfer restrictions expire and the share price of NYSE Group stock fluctuates. As of February 28, 2007, the Company owned 246,563 NYSE Group shares.

     Edwards currently has two NYMEX membership seats included in other assets at a cost of $10,000. In addition, Edwards owns 196,800 shares of NYMEX common stock, of which 150,000 are required membership holdings and 46,800 are subject to transfer restrictions. Factoring in the Company’s cost basis for the two seats and the transfer restrictions on the remaining shares, the Company recorded a $6 million unrealized gain on the mark to market of the common stock as of February 28, 2007.

     Edwards currently has six NYBOT membership seats included in other assets at a cost of $243,000. In January 2007, the NYBOT and the ICE closed a merger agreement that resulted in the issuance of ICE common stock to existing NYBOT membership seat holders. As a result of the merger, Edwards received 66,404 shares of ICE common stock, of which 27,402 shares are required membership holdings and 7,905 shares were available for sale. Edwards sold 31,097 shares during the current year. Factoring in the Company’s cost basis for the six seats and the sales proceeds, the Company recorded an $8 million gain related to the merger and subsequent sale of ICE common stock.

     Edwards currently has three CME membership seats included in other assets at a cost of $9,000. As of February 28, 2007, Edwards owned 12,666 shares of CME common stock, of which 8,000 shares were required membership holdings. Edwards sold 2,334 common shares in February 2007. The Company recorded $7 million gain for the sale of stock and a $3 million gain for the mark to market of remaining available for sale shares.

     Edwards currently has two CBOT membership seats included in other assets at a cost of $31,000. As of February 28, 2007, Edwards owned 54,676 shares of CBOT common stock, all of which are required membership holdings. The book value of both the CBOT seats and shares are held at cost, and no gain was recognized in the current year.

     As a result of the changes noted above at various securities exchanges of which the Company is a member, has trading privileges or has access to, portions of the Company’s shareholdings in these exchanges will impact the Company’s results of operations. Subsequent gains or losses will be recorded in future periods as transfer restrictions expire, as the share prices of these stocks fluctuate, and if any or all of these exchanges change shareholding requirements for membership. Shares required for exchange membership do not impact results of operations and are included in other assets on the consolidated balance sheet.

     Following is a table that illustrates the exchanges in which the Company owned shares:

	Shares Impacting		Shares Required
	Results of		for Exchange
Securities Exchange	Operations		Membership	Total Shares Held
NYSE Euronext(2)	246,563	(1)	—	246,563
NYMEX	46,800	(1)	150,000	196,800
ICE	7,905		27,402	35,307
CME	4,666	(1)	8,000	12,666
CBOT			54,676	54,676
Other exchanges	1,100			1,100
____________________

(1)	Includes certain sales restrictions as set forth by the various exchanges.

(2)	NYSE Group, Inc. and Euronext N.V. merged to create NYSE Euronext on April 4, 2007.

Impact of Change in Accounting Principle for Stock Awards to Retirement Eligible Employees

     Effective March 1, 2006, the Company changed its accounting for restricted-stock and stock-options awards (collectively referred to as the “Stock Awards”) granted to retirement-eligible employees from expense recognition on grant date to expense recognition over the fiscal-year the Stock Awards are earned. As a result of this accounting change in 2007, the Company accrued an expense throughout the fiscal year for Stock Awards granted to retirement-eligible employees as a result of service during the fiscal year rather than recognize the expense on grant date, which occurred in April 2008. The accounting for awards to non-retirement eligible employees did not change and continues to be recognized over the service period, generally three years from grant date.

     Due to this change in the Company’s accounting method, Stock Awards to retirement-eligible employees for 2006 totaling $20 million were accounted for in accordance with SFAS No. 154. This amount, net of taxes, was retrospectively applied to 2006 financial statements, including interim financial statements. In 2007, an adjustment was made to the opening balances as if the change in accounting for Stock Awards to retirement-eligible employees had been in effect in prior periods. The result was that the opening balance of retained earnings were reduced by the amount of the Stock Awards, net of taxes, for retirement-eligible employees for 2006.

     Employees, including retirement-eligible employees, were granted 1,030,024 restricted shares with a market value of approximately $53 million, and 308,170 options on April 17, 2006.

Litigation and Regulatory Matters

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company establishes reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss related to matters where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for future or interim periods, depending, among other things, on the results of operations for these periods.

     See “Item 3. - Legal Proceedings” for further discussion of legal and regulatory matters.

Liquidity and Capital Resources

     The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, short-term bank loans and securities-lending arrangements. The Company has no long-term debt. Average short-term bank loans of $2 million and $28 million and average securities-lending arrangements of $179 million and $144 million for the years ended February 28, 2007 and 2006, respectively, were primarily used to finance customer margin transactions.

     The Trust Company has been authorized to begin accepting time and demand deposits by the OTS. The Trust Company plans to begin accepting demand deposits from the AGE Bank Deposit Program in mid-calendar 2007. For further discussion, see Asset Management and Service Fees. The Trust Company is required to maintain minimum capital amounts and ratios to be considered as “well-capitalized” under the OTS regulatory framework for prompt corrective action. These requirements are approximately 10 percent of deposits. The exact amount of additional capital to be required by the Trust Company is subject to uncertainty.

     In November 2006, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of the Company’s outstanding stock during the period from January 1, 2007, through December 31, 2008. In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. There were 6,203,611 shares repurchased by the end of the expiration period for the November 19, 2004 authorization. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The January 1, 2003 authorization was fulfilled in its entirety. The Company purchased 3,241,865 shares at an aggregate cost of $181 million in 2007, 3,204,769 shares at an aggregate cost of $142 million in 2006 and 7,026,392 shares at an aggregate cost of $250 million in 2005. At February 28, 2007, the Company had up to 9,419,832 shares available for repurchase under the January 2007 authorization.

     In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 332,437 shares at an aggregate cost of $19 million during the year ended February 28, 2007. The Company purchased 153,021 shares at an aggregate cost of $7 million during the year ended February 28, 2006. At February 28, 2007, the Company had up to 4,514,542 shares available for repurchase under this authorization.

     In May 2005, the Company’s Board of Directors authorized the sale of up to 5,000,000 shares of the Company’s stock to the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. The Company sold 372,293 shares at aggregate proceeds of $18 million in 2007. The Company sold 153,727 shares at aggregate proceeds of $7 million during the year ended February 28, 2006. At February 28, 2007, the Company had 4,473,980 shares available to sell.

Tabular Disclosure of Contractual Obligations

     The following table summarizes information about the Company’s long-term contractual commitments and obligations as of February 28, 2007 (dollars in thousands):

					More than
Contractual Obligations	Total	2008	2009-2010	2011-2012	5 years
Operating lease obligations	$ 470,600	$ 93,400	$ 156,000	$ 107,500	$ 113,700
Communications, technology, and other
service commitments	216,300	103,100	77,800	32,300	3,100
	$ 686,900	$ 196,500	$ 233,800	$ 139,800	$ 116,800

     The Company had unfunded commitments of $30 million to various private equity investments at February 28, 2007. These commitments are subject to calls by the partnerships, as funds are needed.

     Management believes the Company has adequate sources of credit available, if needed, to finance customer-trading volumes, additional capital for the Trust Company, expansion of its branch system, stock repurchases, dividend payments and major capital expenditures. Currently the Company, with certain limitations, has access to $1.2 billion in uncommitted lines of credit as well as the ability to increase its securities lending activities.

     Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At February 28, 2007, Edwards’ net capital of $785 million was $747 million in excess of the minimum requirement.

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

Valuation of Investments

     The fair value of investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are cost, terms and liquidity of the investment, the sale price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yields that are publicly traded, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, and other factors generally pertinent to the valuation of investments. The Company holds investments that may have quoted market prices but that are subject to restrictions (e.g., consent of the issuer or other investors to sell) that may limit our ability to realize the quoted market price. Accordingly, the Company estimates the fair value of these securities based on management’s best estimates, which incorporates pricing models based on projected cash flows, earnings multiples, comparisons based on similar transactions and/or review of underlying financial conditions and other market factors.

Legal Reserves and Regulatory Matters

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company establishes reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss related to matters where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for future or interim periods, depending, among other things, on the results of operations for these periods.

     See “Item 3. - Legal Proceedings” for further discussion of legal and regulatory matters.

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

Valuation of Stock Options

     The Company uses SFAS No. 123R to account for awards of equity instruments to employees. SFAS No. 123R requires measurement of the cost of employee services received in exchange for an award based on the fair value of the award on the grant date. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Additionally, SFAS No. 123R requires the Company to estimate the number of instruments for which the required service is expected to be rendered. The Company estimates forfeitures using historical forfeiture rates for previous grants of equity instruments.

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on the consolidated financial statements.

     In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company’s adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The Company is currently evaluating the impact the adoption of FIN 48 may have on the consolidated financial statements.

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

Risk Management

General

     Finding the proper balance of risk taking and risk mitigation, in a manner consistent with the Company’s risk appetite, is critical to the success of the Company’s financial stability and long-term profitability. The business activities of the Company expose it to a variety of risks, including operational, legal and regulatory, credit and market risk. Company management oversees the identification and assessment of the various risks and the development of appropriate risk mitigation activities, which primarily consist of internal controls, policies, and procedures. The execution of the risk mitigation activities is carried out at the business-unit level. The Company is in the early stages of developing an Enterprise Risk Management function to help coordinate and support firm-wide risk management efforts. Furthermore, the Internal Audit Department, reporting directly to the Audit Committee, provides independent assessments on the effectiveness of the risk management activities occurring throughout the Company. The following discussion highlights the principal risks faced by the Company and provides examples of how these risks are managed.

Operational Risk

     Operational risk refers to the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. This includes, but is not limited to, business interruptions, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, and inadequacies or breaches in the Company’s control processes. The Company is reliant on the ability of its employees, its internal systems, and the systems of its third-party vendors to process a large number of transactions. In the event of a breakdown or improper operation of the Company’s or third-party’s systems or improper actions by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

     In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Company’s business operations are functioning within the policies and limits established by management. Additionally, business continuity plans have been developed for critical processes and systems so that the Company can sufficiently recover its critical operations should a business interruption occur.

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

     The primary source of the Company’s credit exposure is through customer margin loans, which are collateralized in accordance with internal and regulatory guidelines and monitored on a daily basis. Additional collateral is requested from customers when necessary to maintain compliance with internal and regulatory guidelines. Large customer margin loans and those margin loans related to concentrated or restricted positions are evaluated by the Company’s Credit Committee, which is comprised of senior members of management from across the Company. The collateral requirements are increased, if necessary, to ensure the risk remains at an acceptable level.

     The Company is also exposed to credit risk by providing clearing services for securities transactions in its client accounts and by participating in the securities lending business. The Company has an obligation to settle transactions with clearing organizations and other financial institutions and is exposed to loss if a client or counterparty fails to meet its obligations to the Company. The Company also executes securities lending activity in order to obtain financing and securities to support its business activities and its customers’ trading activities. In most cases, the customer or counterparty has provided financial instruments as collateral for these transactions. The collateral value is monitored and additional collateral is obtained when appropriate.

     See Note 11 (Financial Instruments — Off-Balance Sheet Risk and Concentration of Credit Risk) of the Notes to Consolidated Financial Statements for additional information related to credit risk.

Market Risk

     Market risk is the potential change in value of financial instruments resulting from fluctuations in interest rates and/or equity prices. The Company’s primary exposure to market risk comes from maintaining an inventory of fixed-income and equity security positions to provide investment products for its clients. The Company purchases only inventory that it believes it can readily sell to its clients, thus reducing the Company’s exposure to liquidity risk but not market fluctuations. The Company does not act as a dealer, trader or end-user of complex derivative products such as swaps, collars and caps. The Company may provide advice and guidance on complex derivative products to selected clients; however, this activity does not involve the Company acquiring a position or commitment in these products.

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

     The Company manages its interest rate risk through the establishment and monitoring of trading policies and securities inventory guidelines and through the implementation of control and review procedures. The Company also manages this risk using hedging practices that involve U.S. Treasury obligations. On a daily basis, management monitors trading results, current inventory levels, concentrated inventory positions, and aged inventory positions. Real-time inventory data allows for intraday inventory management, and there is daily communication between trading department management and senior management regarding the Company’s inventory positions and risk profile.

     The Company elects to use a sensitivity analysis approach to express the potential decrease in the fair value of the Company’s debt inventory consisting of interest-rate-sensitive financial instruments. The Company calculated the potential loss in fair value of its debt inventory by calculating the change in the valuation of its fixed-income security inventories resulting from an increase of 10 percent or 50 basis points, whichever is greater, in the Treasury yield curve. Using this method, if such an increase occurred the Company calculated a potential loss in fair value of its debt inventory of $4 million at February 28, 2007, and 2006, respectively. The Company changed one assumption in its sensitivity analysis from the previous year. The Company no longer includes in its calculation those financial instruments with limited market risk exposure resulting from a short period of time until the interest rate resets. Including these financial instruments in the previous year’s analysis, the resulting potential loss was calculated at $10 million at February 28, 2006.

     Equity Price Risk. Equity price risk refers to the risk of changes in the level or volatility of the price of equity securities. The Company is exposed to this risk as a result of its market making activities and other investment activities. The Company manages this risk by establishing guidelines for its equity inventories and managing position levels within those guidelines. At February 28, 2007, and 2006, the potential daily loss in the fair value of equity securities related to the Company’s market-making activities was not material.

     Included in Investments are $153 million in mutual funds that the Company uses to hedge its deferred compensation liability. The potential daily gain or loss in the fair value of these mutual funds is offset by a similar potential change in the value of the deferred compensation liability. Also included in Investments are $175 million in private equity investments that are subject to a high degree of volatility and valuation estimates, and may be susceptible to significant fluctuations particularly in the near term.

Forward-Looking Statements

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K may contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, the completion of all contractual, technological, legal and other requirements for the introduction of new products or services, regulatory changes and actions, changes in legislation, risk management, the impact of the AGE Bank Deposit Program and the expansion of powers of the Trust Company, legal claims, potential changes in compensation for or charges to financial consultants, technology changes, price adjustments, compensation changes, the impact of outsourcing agreements, the impact of SFAS No. 123R, including the timing of the recognition of expenses and the treatment of expenses for retirement-eligible employees, the impact and value of the Company’s investments including NYSE Euronext, the ability to achieve and the potential impact of acquisitions by the Company, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management – Market Risk” of this Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplemental Data

     The quarterly financial data required by this item is included under Item 5 of Part II of this Form 10-K under the caption “Quarterly Information.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of A.G. Edwards, Inc. and subsidiaries (the “Company”) as of February 28, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the Index as Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.G. Edwards, Inc. and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 2 to the consolidated financial statements, in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and effective in fiscal year 2007, the Company changed its accounting policy for the recognition of equity awards granted to retirement-eligible employees, and retrospectively, adjusted the fiscal year 2006 financial statements for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
April 27, 2007

Financial Statements

A.G. Edwards, Inc.
Consolidated Balance Sheets

		February 28,
		2006
	February 28,	(As Adjusted,
	2007	See Note 2)
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and cash equivalents	$299,758	$178,173
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	406,852	272,881
Securities purchased under agreements to resell	815,044	195,000
Securities borrowed	306,310	205,774
Receivables:
Customers, less allowance for doubtful accounts of $2,700 and $2,600	1,710,857	2,084,278
Brokers and dealers	130,989	187,092
Clearing organizations	2,015	809
Fees, dividends and interest	160,375	118,465
Securities inventory, at fair value:
State and municipal	352,269	284,539
Government and agencies	39,945	71,188
Corporate debt	55,194	35,638
Equities	7,634	22,788
Investments	406,021	367,822
Property and equipment, at cost, net of accumulated depreciation and
amortization of $728,485 and $723,054	463,526	485,287
Deferred income taxes	106,947	107,114
Other assets	48,382	54,795
	$5,312,118	$4,671,643
Liabilities and Stockholders’ Equity
Checks payable	$287,962	$313,448
Securities loaned	213,725	200,988
Payables:
Customers	1,332,692	1,102,040
Brokers and dealers	96,150	118,403
Clearing organizations	67,134	37,561
Securities sold but not yet purchased, at fair value:
State and municipal	3,324	5,055
Government and agencies	67,383	21,041
Corporate debt	8,523	18,174
Equities	492	1,372
Employee compensation and related taxes	577,918	495,828
Deferred compensation	238,256	228,548
Income taxes	72,991	22,453
Other liabilities	243,529	219,720
Total Liabilities	3,210,079	2,784,631
Stockholders’ Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	301,514	293,362
Retained earnings	2,559,274	2,293,910
	2,957,251	2,683,735
Less: Treasury stock, at cost (21,146,664 and 20,872,779 shares)	855,212	796,723
Total Stockholders’ Equity	2,102,039	1,887,012
	$5,312,118	$4,671,643

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Earnings

		February 28,
		2006
	February 28,	(As Adjusted,	February 28,
Year Ended	2007	See Note 2)	2005
	(Dollars in thousands, except per share
	amounts)
Revenues
Asset management and service fees	$1,266,062	$1,062,872	$919,077
Commissions	1,031,957	1,017,716	1,034,166
Principal transactions	215,130	210,110	253,899
Investment banking	289,888	234,397	245,622
Interest	231,297	181,337	128,743
Other	91,743	44,334	30,288
Total Revenues	3,126,077	2,750,766	2,611,795
Interest expense	15,617	10,653	4,114
Net Revenues	3,110,460	2,740,113	2,607,681

Non-Interest Expenses
Compensation and benefits	1,931,870	1,761,199	1,699,156
Communication and technology	257,838	236,379	241,830
Occupancy and equipment	150,464	144,114	151,426
Marketing and business development	76,950	71,635	65,682
Floor brokerage and clearance	19,101	21,073	21,341
Other	153,644	164,705	133,839
Total Non-Interest Expenses	2,589,867	2,399,105	2,313,274
Earnings Before Income Taxes	520,593	341,008	294,407
Income Taxes	189,240	117,684	107,933
Earnings before cumulative effect of accounting change	331,353	223,324	186,474
Cumulative effect of accounting change, net of
$1,655 of income taxes	—	2,768	—
Net Earnings	$331,353	$226,092	$186,474

Earnings per diluted share:
Earnings before cumulative effect of accounting change	$4.34	$2.89	$2.37
Cumulative effect of accounting change, net of income taxes	—	0.04	—
Earnings per diluted share	$4.34	$2.93	$2.37
Earnings per basic share:
Earnings before cumulative effect of accounting change	$4.44	$2.91	$2.39
Cumulative effect of accounting change, net of income taxes	—	0.04	—
Earnings per basic share	$4.44	$2.95	$2.39
Average common and common equivalent shares outstanding:
Diluted	76,431	77,204	78,766
Basic	74,636	76,684	77,908

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Stockholders’ Equity
Three Years Ended February 28, 2007

		Additional			Total
	Common	Paid-In	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
	(Dollars in thousands, except per share amounts)

Balances, March 1, 2004	$96,463	$292,699	$2,029,562	$(640,405)	$1,778,319
Net Earnings			186,474		186,474
Dividends declared - $0.64 per share			(49,392)		(49,392)
Treasury stock acquired				(250,123)	(250,123)
Stock Issued:
Employee stock purchase/option plans		1,761	(25,436)	112,582	88,907
Restricted stock		1,018	(4,094)	36,582	33,506
Balances, February 28, 2005	96,463	295,478	2,137,114	(741,364)	1,787,691
Net Earnings (As Adjusted, see Note 2)			226,092		226,092
Dividends declared - $0.72 per share			(54,894)		(54,894)
Treasury stock acquired				(148,834)	(148,834)
Stock Issued:
Employee stock purchase/option plans		557	(13,671)	90,104	76,990
Restricted stock		(6,359)	(731)	3,371	(3,719)
Tax benefits associated with stock-based awards		3,686			3,686
Balances, February 28, 2006
(As Adjusted, See Note 2)	96,463	293,362	2,293,910	(796,723)	1,887,012
Net Earnings			331,353		331,353
Dividends declared - $0.80 per share			(60,664)		(60,664)
Treasury stock acquired				(199,679)	(199,679)
Stock Issued:
Employee stock purchase/option plans		5,611	(5,394)	98,357	98,574
Restricted stock		(10,023)	69	42,833	32,879
Tax benefits associated with stock-based awards		12,564			12,564
Balances, February 28, 2007	$96,463	$301,514	$2,559,274	$(855,212)	$2,102,039

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.
Consolidated Statements of Cash Flows

		February 28,
		2006
	February 28,	(As Adjusted,	February 28,
Year Ended	2007	See Note 2)	2005
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net earnings	$331,353	$226,092	$186,474
Cumulative effect of accounting change, net of $1,655 of income taxes	—	(2,768)	—
Non-cash and nonoperating items included in earnings:
Depreciation and amortization	106,361	103,612	111,519
Stock-based compensation	40,269	20,313	33,076
Deferred income taxes	167	(48,580)	34,002
(Gain) on investments, net	(78,591)	(33,826)	(21,798)
Loss (Gain) on disposal of property and equipment	59	(2,169)	242
Allowance for doubtful accounts	403	588	(916)
(Increase) decrease in operating assets:
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	(133,971)	119,360	(18,515)
Securities purchased under agreements to resell	(620,044)	40,540	(213,185)
Securities borrowed	(100,536)	(88,472)	(11,268)
Receivable from customers	373,018	151,304	137,753
Receivable from brokers and dealers	56,103	(149,705)	(23,499)
Receivable from clearing organizations	(1,206)	705	(709)
Fees, dividends and interest receivable	(41,910)	(13,860)	(14,552)
Securities inventory	(40,889)	(13,950)	6,447
Trading investments, net	(2,077)	(5,748)	(11,134)
Other assets	6,413	(2,558)	(12,723)
Increase (decrease) in operating liabilities:
Checks payable	(25,486)	14,328	41,554
Securities loaned	39,334	(54,515)	68,224
Payable to customers	230,652	352,139	(375,113)
Payable to brokers and dealers	(22,253)	(537,083)	612,038
Payable to clearing organizatons	29,573	(42,691)	(29,751)
Securities sold but not yet purchased	34,080	9,203	(8,469)
Employee compensation and related taxes	74,701	35,384	69
Deferred compensation	9,708	4,727	17,087
Income taxes	50,538	15,075	(1,521)
Other liabilities	27,146	33,350	21,711
Net cash from operating activities	342,915	130,795	527,043
Cash Flows From Investing Activities:
Purchase of property and equipment	(90,243)	(85,837)	(117,031)
Purchase of other investments	(18,150)	(23,158)	(22,008)
Proceeds from sale of a subsidiary	—	—	10,830
Proceeds from disposal of property and equipment	2,298	3,083	—
Proceeds from sale or maturity of other investments	60,619	32,304	22,620
Net cash from investing activities	(45,476)	(73,608)	(105,589)
Cash Flows From Financing Activities:
Short-term bank loans, net	—	(16,400)	(11,900)
Securities loaned	(26,597)	48,491	(92,650)
Employee stock transactions	98,574	76,991	84,648
Tax benefit associated with stock-based awards	12,564	3,686	—
Cash dividends paid	(60,716)	(51,987)	(49,955)
Purchase of treasury stock	(199,679)	(148,834)	(250,123)
Net cash from financing activities	(175,854)	(88,053)	(319,980)
Net Increase (Decrease) in Cash and Cash Equivalents	121,585	(30,866)	101,474
Cash and Cash Equivalents, at Beginning of Year	178,173	209,039	107,565
Cash and Cash Equivalents, at End of Year	$299,758	$178,173	$209,039
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$126,320	$147,777	$75,006
Interest, net of amounts capitalized of $25, $431 and $612	$16,078	$10,768	$3,954
Non-Cash Investing Activity:
Property purchased included in other liabilities	$5,257	$—	$—
Non-Cash Financing Activity:
Restricted stock awards granted	$52,656	$—	$35,062

See Notes to Consolidated Financial Statements.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Business Description

     A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) operate and are managed as a single business segment providing investment services to its clients. The Company’s principal operating subsidiary is A.G. Edwards & Sons, Inc., (“Edwards”). The Company offers a wide range of services designed to meet clients’ individual investment needs, including securities and commodities brokerage, investment banking, trust, asset management, retirement and financial planning, insurance products, and other related financial services to individual, corporate, governmental, municipal and institutional clients through one of the industry’s largest retail branch distribution systems. These services are provided by the Company’s 6,618 financial consultants in 744 locations. Because these services are provided using the same sales and distribution personnel, support services and facilities, and all are provided to meet the needs of its clients, the Company does not identify or manage assets, revenues or expenses resulting from any service, or class of services, as a separate business segment. With headquarters in St. Louis, the Company has offices in 50 states, the District of Columbia, London, England and Geneva, Switzerland.

Basis of Financial Information

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     In preparing these consolidated financial statements, management makes use of estimates concerning certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term. Certain areas in which estimates are significant to the amounts reported in the consolidated financial statements include: valuation of investments, the outcome of certain litigation and regulatory matters, allowance for doubtful accounts from customers, accrual for income taxes and the valuation of stock options.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.

Securities Transactions

     Securities purchased under agreements to resell (“Resale Agreements”) and securities sold under agreements to repurchase are recorded at the contractual amounts that the securities will be resold/repurchased, including accrued interest. The Company’s policy is to obtain possession or control of securities purchased under Resale Agreements and to obtain additional collateral when necessary to minimize the risk associated with this activity. The Company nets Resale Agreements and securities sold under agreements to repurchase, where applicable. Substantially all of these transactions are executed under master repurchase agreements, which give the Company right of offset in the event of counterparty default.

     Securities borrowed and securities loaned are recorded at the amount of the cash collateral provided for securities borrowed transactions and received for securities loaned transactions, respectively. The adequacy of the collateral is continuously monitored and adjusted when considered necessary to minimize the risk associated with this activity. Substantially all of these transactions are executed under master securities lending agreements, which gives the Company right of offset in the event of counterparty default. Such receivables and payables from the same counterparty are not offset in the consolidated balance sheets.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
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

Investment Banking

     Investment banking revenue includes management fees, selling concessions, and underwriting fees arising from securities offerings in which the Company acts as an underwriter or agent for consulting, private placement, or merger and acquisition transactions. Investment banking management fees are recorded on the offering date, selling concessions on trade date, and underwriting fees are accrued at settlement date and adjusted to actual net of expenses at the time the final underwriting settlement is completed. Transaction-related expenses are deferred and either reimbursed or later expensed to match revenue recognition.

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

Securities Inventory

     Securities inventory, securities sold but not yet purchased, and securities segregated under federal and other regulations are recorded on a trade-date basis and are carried at fair value. Fair value is based on quoted market or dealer prices, pricing models, or management’s estimates. Realized and unrealized gains are reflected in principal transactions on a trade-date basis.

Investments

     Investments consist of private equity investments, mutual funds, U.S. government securities and other investments. Private equity investments are held by investment company subsidiaries and are carried at fair value. The Company’s mutual fund investments are trading securities and are recorded at fair value. U.S. government securities are classified as held-to-maturity and are held at amortized cost as the Company has the intent and ability to hold the securities to maturity. The majority of other investments include securities held by the Company’s broker-dealer subsidiary and are recorded at fair value. The unrealized gains and losses of investment securities are reflected in other revenue.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
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

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization; land is recorded at cost. Depreciation of buildings is provided using the straight-line method over estimated useful lives of 20 to 40 years. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement, generally five to 10 years. Equipment, primarily consisting of office equipment and building components, is depreciated over estimated useful lives of three to 15 years using the straight-line method as well as accelerated methods of depreciation. Computer hardware, including servers and mainframes, and satellite equipment are depreciated over estimated useful lives of three to five years using the straight-line method. Internally developed applications and purchased software meeting the criteria for capitalization are amortized over their estimated useful lives, generally not exceeding three years, using the straight-line method. The Company periodically evaluates and adjusts the carrying value of its property and equipment when impairment exists.

Stock-Based Compensation

     The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment” (“SFAS No. 123R”), and related interpretations to account for its 1988 Incentive Stock Plan, as amended, which consists of stock options and restricted stock. The Company early adopted SFAS No. 123R on March 1, 2005. Based on the provisions of the 1988 Incentive Stock Plan, the Company uses the grant date fair value for stock options and restricted stock to determine its cost and recognizes the related expense over the service period of the award, generally three years following the award to non retirement-eligible employees. Based on interpretive guidance related to SFAS 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of Stock Awards that are granted to retirement-eligible employees. For retirement-eligible employees, the Company accrues an expense prior to the date of grant rather than recognizing the expense on grant date, which typically occurs in the first quarter of the subsequent fiscal year. Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) to account for its stock based awards. See Note 2 (Employee Stock Plans) for additional information related to stock-based compensation.

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

Comprehensive Earnings

     Comprehensive earnings for each of the three years in the period ended February 28, 2007, was equal to the Company’s net earnings.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company’s adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 157 will have on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently assessing the impact that FIN 48 will have on the consolidated financial statements.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting method. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on March 1, 2006, and applied the pronouncement to its change in accounting method for restricted stock and stock options (collectively referred to as “Stock Awards”) granted to retirement-eligible employees.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2. Employee Stock Plans

     The Company grants options and restricted stock to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, (the “ESPP”) is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The 1988 Incentive Stock Plan, as amended, is a non-qualified plan used to grant Stock Awards at market value to certain officers and key employees. The Company expensed $39,938, $19,611 and $34,700 associated with its employee stock plans for the fiscal years ended February 28, 2007, 2006 and 2005, respectively. As of February 28, 2007, there was $22,348 of unrecognized compensation cost related to nonvested Stock Awards, which is expected to be recognized over a remaining weighted-average period of two years. The excess tax benefit recognized for Stock Awards was $12,564, $3,686 and $4,689 for the 2007, 2006 and 2005 fiscal years, respectively.

     SFAS No. 123R and its related interpretations were early adopted on March 1, 2005, and require the recognition of the cost of employee services received in exchange for Stock Awards in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the service period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

     Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized a $4,423 benefit ($2,768 after-tax) during the first fiscal quarter of 2006, as the cumulative effect of a change in accounting method resulting from the requirement to estimate forfeitures of restricted stock awards at the date of grant instead of recognizing them as incurred. The cumulative benefit, net of tax, increased earnings per diluted and basic share by $0.04.

     In addition, as a result of adopting SFAS No. 123R and the change in accounting method discussed in the next paragraph, the Company’s retrospective application resulted in the recording of compensation expense only for Stock Awards to retirement-eligible employees in 2006, as all compensation expense related to outstanding awards had already been recognized or disclosed in the consolidated financial statements of previous periods. Prior to March 1, 2005, under APB No. 25, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options.

     Upon the adoption of SFAS No. 123R on March 1, 2005, the Company recognized the compensation expense related to Stock Awards to retirement-eligible employees on the date of grant. Based on interpretive guidance related to SFAS No. 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of Stock Awards that are granted to retirement-eligible employees. The Company is accruing an expense throughout the fiscal year preceding the date of grant representing an estimate of Stock Awards to be granted to retirement-eligible employees as a result of such fiscal year’s service rather than recognize the expense on grant date, which occurs in the first quarter of the subsequent fiscal year. The accounting for Stock Awards to non-retirement eligible employees will not change and will be recognized over the service period, generally three years from grant date. The Company determined that the changed accounting method is preferable because it better reflects the compensation expense for Stock Awards to retirement-eligible employees over the period in which Stock Awards are earned.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2. Employee Stock Plans (Continued)

     As a result of this change, under SFAS No. 154, the comparative periods’ consolidated financial statements include the retrospective application of this change in accounting method. See below for the impact of the change on the current and prior period’s reported consolidated financial statements. The column labeled “As Computed” shows the consolidated financial statements as if the Company had continued to expense Stock Awards to retirement-eligible employees on the date of grant.

Consolidated Balance Sheet
February 28, 2007

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Reported	As Computed	Change
Deferred income taxes	$106,947	$104,906	$2,041
Total Assets	$5,312,118	$5,310,077	$2,041
Employee compensation and related taxes	$577,918	$552,849	$25,069
Total Liabilities	$3,210,079	$3,185,010	$25,069
Additional paid-in capital	$301,514	$321,125	$(19,611)
Retained earnings	$2,559,274	$2,562,691	$(3,417)
Total Stockholders’ Equity	$2,102,039	$2,125,067	$(23,028)
Total Liabilities and Stockholders’ Equity	$5,312,118	$5,310,077	$2,041

Consolidated Balance Sheet
February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Adjusted	As Originally Reported	Change
Deferred income taxes	$107,114	$99,740	$7,374
Total Assets	$4,671,643	$4,664,269	$7,374
Employee compensation and related taxes	$495,828	$476,217	$19,611
Total Liabilities	$2,784,631	$2,765,020	$19,611
Retained earnings	$2,293,910	$2,306,147	$(12,237)
Total Stockholders’ Equity	$1,887,012	$1,899,249	$(12,237)
Total Liabilities and Stockholders’ Equity	$4,671,643	$4,664,269	$7,374

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2.     Employee Stock Plans (Continued)

Consolidated Statement of Earnings
Fiscal Year Ended
February 28, 2007

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Reported	As Computed	Change
Compensation and benefits expense	$1,931,870	$1,926,412	$5,458
Earnings before income taxes	$520,593	$526,051	$(5,458)
Income Taxes	$189,240	$191,281	$(2,041)
Earnings before cumulative effect of
accounting change	$331,353	$334,770	$(3,417)
Net Earnings	$331,353	$334,770	$(3,417)
Earnings per diluted share before cumulative effect
of accounting change	$4.34	$4.39	$(0.05)
Earnings per diluted share	$4.34	$4.39	$(0.05)
Earnings per basic share before cumulative effect of
accounting change	$4.44	$4.49	$(0.05)
Earnings per basic share	$4.44	$4.49	$(0.05)

Consolidated Statement of Earnings
Fiscal Year Ended
February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Adjusted	As Originally Reported	Change
Compensation and benefits expense	$1,761,199	$1,741,588	$19,611
Earnings before income taxes	$341,008	$360,619	$(19,611)
Income Taxes	$117,684	$125,058	$(7,374)
Earnings before cumulative effect of
accounting change	$223,324	$235,561	$(12,237)
Net Earnings	$226,092	$238,329	$(12,237)
Earnings per diluted share before cumulative effect
of accounting change	$2.89	$3.06	$(0.17)
Earnings per diluted share	$2.93	$3.10	$(0.17)
Earnings per basic share before cumulative effect of
accounting change	$2.91	$3.07	$(0.16)
Earnings per basic share	$2.95	$3.11	$(0.16)

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2.     Employee Stock Plans (Continued)

Consolidated Statement of Stockholders’ Equity
Fiscal Year Ended
February 28, 2007

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Reported	As Computed	Change
Net earnings	$331,353	$334,770	$(3,417)
Retained earnings	$2,559,274	$2,562,691	$(3,417)
Additional paid-in capital	$301,514	$321,125	$(19,611)
Total Stockholders’ Equity	$2,102,039	$2,125,067	$(23,028)

Consolidated Statement of Stockholders’ Equity
Fiscal Year Ended
February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Adjusted	As Originally Reported	Change
Net earnings	$226,092	$238,329	$(12,237)
Retained earnings	$2,293,910	$2,306,147	$(12,237)
Additional paid-in capital	$293,362	$293,362	$—
Total Stockholders’ Equity	$1,887,012	$1,899,249	$(12,237)

Consolidated Statement of Cash Flows
Fiscal Year Ended
February 28, 2007

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Reported	As Computed	Change
Net earnings	$331,353	$334,770	$(3,417)
Other non-cash items included in net earnings:
Stock-based compensation	$40,269	$32,880	$7,389
Deferred income taxes	$167	$2,208	$(2,041)
Change in operating liabilities – employee
compensation and related taxes	$74,701	$76,632	$(1,931)
Net cash from operating activities	$342,915	$342,915	$—
Net increase in cash and cash equivalents	$121,585	$121,585	$—
Cash and cash equivalents, at beginning of year	$178,173	$178,173	$—
Cash and cash equivalents, at end of year	$299,758	$299,758	$—

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2.     Employee Stock Plans (Continued)

Consolidated Statement of Cash Flows
Fiscal Year Ended
February 28, 2006

	Expense Retirement-	Expense Retirement-
	Eligible Stock Awards	Eligible Stock Awards
	over Service Period	on Grant Date	Effect of
	As Adjusted	As Originally Reported	Change
Net earnings	$226,092	$238,329	$(12,237)
Other non-cash items included in net earnings:
Stock-based compensation	$20,313	$702	$19,611
Deferred income taxes	$(48,580)	$(41,206)	$(7,374)
Change in operating liabilities – employee
compensation and related taxes	$35,384	$35,384	$—
Net cash from operating activities	$130,795	$130,795	$—
Net decrease in cash and cash equivalents	$(30,866)	$(30,866)	$—
Cash and cash equivalents, at beginning of year	$209,039	$209,039	$—
Cash and cash equivalents, at end of year	$178,173	$178,173	$—

     As previously discussed, prior to March 1, 2005, under APB No. 25, the Company recognized compensation expense related to restricted stock in net earnings in the year of grant, but did not recognize any associated compensation expense related to stock options. Had compensation expense associated with these plans been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been as follows for 2005:

2005
Net earnings, as reported	$186,474
Add back compensation related to Incentive Stock Plans
included in net earnings	21,720
Deduct effect of stock option based employee compensation:
Employee Stock Purchase Plan	(8,776)
Incentive Stock Plan	(25,125)
Pro forma net earnings	$174,293
Earnings per share, as reported:
Diluted	$2.37
Basic	$2.39
Pro forma earnings per share:
Diluted	$2.20
Basic	$2.24
Pro forma net earnings	$174,293
Add back reduction in incentive compensation funding formulas	3,349
Pro forma net earnings after reduction for incentive compensation plans	$177,642
Pro forma earnings per share:
Diluted	$2.24
Basic	$2.28

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

     The Black-Scholes option pricing model was used to calculate the estimated fair value of the options for the Employee Stock Purchase Plan using the following assumptions: dividend yield of 1.83 percent; an expected life of one year; expected volatility of 29 percent and risk-free interest rate of 0.95 percent. The assumptions related to the Incentive Stock Plan are presented on page 51.

2.     Employee Stock Plans (Continued)

Employee Stock Purchase Plan

     The Company amended the terms of its 2002 ESPP effective October 1, 2004. The discount from the market under the plan was reduced to 5 percent from 15 percent and the one year look-back period for the options issued under the plan was eliminated. As a result of these changes, the options granted under this plan are no longer considered compensatory for purposes of the pro forma earnings disclosed above or under SFAS No. 123R.

     The Company’s Board of Directors authorized for the plan year ended September 30, 2006, up to 1,875,000 shares of common stock to be purchased by employees under the ESPP. The Company’s Board of Directors authorized for the plan year beginning October 1, 2006 and ending September 30, 2007, up to 1,200,000 shares of common stock to be purchased by employees under the ESPP. These shares are purchased in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 703,396 shares at an average price of $53.11 per share of common stock during 2007; 875,828 shares at an average price of $41.56 per share of common stock during 2006; and an aggregate of 359,555 shares at an average price of $38.78 per share of common stock on the last business day of October 2004 through February 2005. Treasury shares were utilized for all of the shares purchased.

     Under the 2002 ESPP, prior to its most recent amendment, employees purchased 1,843,334 shares at $29.54 per share in 2005. Treasury shares were utilized for all of the shares issued. The pro forma disclosure in the preceding table reflects the fair values of the options over the period when the options from each grant date were outstanding.

Restricted Stock and Stock Options

     Under the Company’s 1988 Incentive Stock Plan, three types of benefits may be awarded to officers and key employees: restricted stock, stock options and stock appreciation rights. Such grants are subject to forfeiture upon termination of employment during a restricted period, generally three years from the award date. Through February 28, 2007, no stock appreciation rights had been granted.

     Restricted stock grants are made, and shares issued, without cash payment by the employee. In fiscal year 2008, the Company granted 339,479 shares of restricted stock to retirement-eligible employees and granted 622,105 shares of restricted stock to non-retirement eligible employees, with a fair value of $68,744. The awards to non-retirement eligible employees were for service performed in fiscal year 2007 and will be expensed, as appropriate, over the service period, generally three years. The awards to retirement-eligible employees were expensed during the fiscal year 2007. The Company granted employees 1,030,024 restricted shares with a fair value of $52,851, in fiscal year 2007 for service performed in fiscal year 2006. For service performed in fiscal year 2005, eligible employees were granted 792,544 shares with a fair value of $35,062. In accordance with APB No. 25, compensation expense associated with this grant was recorded in fiscal year 2005. Treasury shares were utilized for these grants.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2.     Employee Stock Plans (Continued)

     The following table sets forth activity relating to the Company’s unvested restricted stock:

		2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value
Unvested restricted stock at
beginning of year	2,182	$36.95	2,794	$37.52	2,910	$35.44
Granted	1,031	$51.32	4	$42.68	792	$44.23
Issued (vested)	(778)	$27.77	(556)	$40.01	(840)	$36.87
Forfeited	(53)	$44.66	(60)	$35.65	(68)	$34.72
Unvested restricted stock at
end of year	2,382	$45.99	2,182	$36.95	2,794	$37.52
Treasury shares utilized for grants	1,031		4		792

     Nonqualified stock options are granted to purchase common stock at 100 percent of market value at the date of grant. Such options are exercisable beginning three years from date of grant and expire eight years from date of grant for options granted prior to fiscal year 2003 and 10 years for awards granted in fiscal year 2003 and after or earlier upon termination of employment. No options were granted during fiscal year 2006. The weighted average fair value of options granted under this plan in fiscal years 2007 and 2005 were $18.59 and $17.08, respectively, utilizing the following weighted average assumptions:

	2007	2006	2005	2004
Risk-free interest rate	5.05%	—	4.27%	3.67%
Expected option life in years	7	—	7	7
Expected stock price volatility	34.29%	—	37.15%	43.01%
Expected dividend yield	1.80%	—	1.72%	1.83%

     The fair value of each option award is estimated on the date of grant based on a Black-Scholes option pricing model. Expected option life for options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method defines the expected option life as the average of the contractual term of the options and the weighted average vesting period for all option transactions. The risk-free interest rate represents the U.S. Treasury yield in effect at the time of the stock option grant, expected stock price volatility is based on historical volatility of the Company’s common stock and the expected dividend yield is based on the current dividend rate at the time of grant.

     In fiscal year 2008, the Company granted 114,723 options to retirement-eligible employees and granted 152,372 options to non-retirement eligible employees, with a fair value of $6,667. The awards to non-retirement eligible employees were for service performed in fiscal year 2007 and will be expensed, as appropriate, over the service period, generally three years. The awards to retirement-eligible employees were expensed during the fiscal year 2007. The Company granted 308,170 options, with a fair value of $5,729 in fiscal year 2007 for service performed in fiscal year 2006. Eligible employees were granted 353,965 options with a fair value of $6,046 for service performed in fiscal year 2005. In accordance with APB No. 25, compensation expense associated with this grant was recorded in fiscal year 2005.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

2.     Employee Stock Plans (Continued)

     A summary of the status of the Company’s stock options as of February 28, 2007, February 28, 2006, and February 28, 2005, and changes during the years ended on those dates is presented as follows:

		2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning of year	3,862	$36.29	4,764	$37.08	5,041	$34.96
Granted	308	$51.31	—	—	354	$44.24
Exercised	(1,305)	$33.85	(849)	$40.48	(605)	$27.83
Forfeited	(40)	$44.18	(28)	$37.51	(26)	$35.95
Expired	—	—	(25)	$43.06	—	—
Outstanding, end of year	2,825	$38.95	3,862	$36.29	4,764	$37.08
Treasury shares utilized for
exercises	1,305		849		605

     The Company received $44,185 and $34,360 in cash from the exercise of stock options during fiscal years 2007 and 2006, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $31,955, $5,088 and $8,546, respectively.

     The following table summarizes information about outstanding stock options at February 28, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	(000)	Life (years)	Price	(000)	Price
$26-$35	441	6.00	$25.75	441	$25.75
$36-$40	1,467	3.50	$38.31	935	$37.72
$41-$50	620	5.68	$43.94	288	$43.60
$51-$55	297	9.00	$51.31	—	—
	2,825			1,664

3.     Employee Profit Sharing Plans

     The Company has a defined contribution plan, the A.G. Edwards Inc. Retirement and Profit Sharing Plan (the “Retirement Plan”), covering substantially all employees, whereby the Company is obligated to make contributions, in specified amounts as defined therein, based on the compensation of eligible employees. Additional contributions may be made at the discretion of the Company and are generally based on the Company’s pre-tax earnings. The Company expensed $103,310, $94,047 and $77,942 in fiscal years 2007, 2006 and 2005, respectively, in connection with the Retirement Plan.

     The Company has an unfunded, nonqualified deferred compensation plan, the A.G. Edwards Inc. Excess Profit Sharing Plan, that provides benefits to participants whose contributions from the Company in the Retirement Plan are subject to plan limitations. The Company expensed $31,983, $23,978 and $20,095 in fiscal years 2007, 2006 and 2005, respectively, in connection with this plan. Participants may choose to base their return on the performance of one or more of a combination of mutual funds as designated by the Company, treasury securities or, in limited cases, the broker call rate. Participants have no ownership in the mutual funds or treasury securities. Included in Investments are $153,435 and $151,358 in fiscal years 2007 and 2006, respectively, in mutual funds that were purchased by the Company to hedge its liability to the participants that choose to base the performance of their return on the mutual fund option, with the exception of those who choose to base the performance of the return on money market mutual funds.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

4.     Property and Equipment

     At February 28, 2007 and February 28, 2006, property and equipment consisted of:

	2007	2006
Land	$20,042	$20,152
Building and leasehold improvements	483,353	473,503
Equipment and computer hardware	467,621	476,198
Software and software applications	215,802	234,970
Software development in progress	2,260	1,712
Construction in progress	2,933	1,806
Total property and equipment	1,192,011	1,208,341
Less: Accumulated depreciation and amortization	(728,485)	(723,054)
Total property and equipment, net	$463,526	$485,287

5.     Short-Term Financing

     The Company’s short-term financing is generally obtained through the use of securities-lending arrangements and bank loans. The interest rates on such short-term borrowings reflect market rates of interest or rebates at the time of the transactions. The average securities-lending arrangements outstanding that were utilized in financing activities were $179,000, $144,000, and $196,000 in fiscal years 2007, 2006 and 2005, respectively, at average effective interest rates of 4.2 percent, 2.9 percent and 1.4 percent in fiscal years 2007, 2006 and 2005, respectively. Customer securities were utilized in these arrangements. Bank loans are short-term borrowings that are payable on demand and may be unsecured or collateralized by customer-owned securities held in margin accounts. The average of such bank loans was $2,000, $28,000 and $32,000 in fiscal years 2007, 2006 and 2005, respectively, at average effective interest rates of 5.3 percent, 3.6 percent and 1.7 percent, respectively. At February 28, 2007 and 2006, there were no outstanding short-term bank loans. At February 28, 2007, the Company, with certain limitations, had access to $1,160,000 in uncommitted lines of credit as well as the ability to increase its securities-lending activities.

6.     Net Capital Requirements

     As a registered broker-dealer, Edwards is subject to net capital rules administered by the SEC and the New York Stock Exchange (“NYSE”). Under such rules, this subsidiary must maintain net capital of not less than two percent of aggregate debit items, as defined, arising from customer transactions and would be restricted from expanding its business or paying cash dividends or advancing loans to affiliates if its net capital were less than five percent of such items. These rules also require Edwards to notify and sometimes obtain approval of the NYSE and other regulatory organizations for substantial withdrawals of capital or loans to affiliates. At February 28, 2007, the subsidiary’s net capital of $784,513 was 42 percent of aggregate debit items and $747,428 in excess of the minimum required.

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

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

7.     Income Taxes

     The provisions (benefits) for income taxes consist of:

		2006
		(As Adjusted,
	2007	See Note 2)	2005
Current
Federal	$170,853	$147,771	$65,402
State and local	18,047	18,287	8,073
Non-U.S.	173	206	456
	189,073	166,264	73,931
Deferred	167	(48,580)	34,002
Cumulative effect of accounting change	—	1,655	—
	167	(46,925)	34,002
	$189,240	$119,339	$107,933

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

     As of February 28, 2006, the Company adopted a plan to repatriate foreign earnings of $3,500 attributable to a foreign subsidiary. The Company has accrued for income taxes on the repatriated earnings. All remaining earnings of the foreign subsidiary were permanently reinvested.

     Significant components of deferred tax assets and liabilities at February 28, 2007, and February 28, 2006, are as follows:

		2006
		(As Adjusted,
	2007	See Note 2)
Deferred Tax Assets:
Employee benefits	$139,390	$145,715
Other	27,430	21,492
	166,820	167,207
Deferred Tax Liabilities
Investments	46,354	40,648
Property and equipment	4,859	11,775
Prepaid expenses	3,553	4,144
Other	5,107	3,526
	59,873	60,093
	$106,947	$107,114

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

7.     Income Taxes (Continued)

     The Company expects to fully realize these deferred tax assets given its historical level of earnings and related taxes paid; accordingly, no valuation allowance has been established.

     A reconciliation of the effective tax rate and the federal statutory rate for February 28, 2007, February 28, 2006, and February 28, 2005 is as follows:

		2006
		(As Adjusted,
	2007	See Note 2)	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.4	2.4	2.5
Resolution of tax matters	—	(1.9)	(0.3)
Municipal bond interest	(0.8)	(1.0)	(0.7)
Meal and entertainment expenses	0.4	0.4	0.5
Other	(0.6)	(0.4)	(0.3)
	36.4%	34.5%	36.7%

     The resolution of tax matters is primarily related to technology research and development tax credits.

8.     Investments

     Investments at February 28 consisted of:

	2007	2006
Mutual funds	$186,579	$184,707
Private equity	175,392	157,782
U.S. government securities	8,758	16,496
Other	35,292	8,837
Total Investments	$406,021	$367,822

     Private equity consists of investments in a privately held investment management company and in Company-sponsored private equity funds. The Company had unfunded commitments of $30,059 to various private equity investments at February 28, 2007. A portion of the Company’s mutual funds are utilized to hedge certain liabilities under its deferred compensation plan and also include qualified investments by its trust company subsidiary.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

9.     Stockholders’ Equity

Earnings Per Share

      The following table presents the computations of basic and diluted earnings per share:

		2006
		(As Adjusted,
	2007	See Note 2)	2005
Earnings before cumulative effect of accounting change	$331,353	$223,324	$186,474
Cumulative effect of accounting change, net of
$1,655 of income taxes	—	2,768	—
Net earnings available to common stockholders	$331,353	$226,092	$186,474
Shares (in thousands):
Weighted average shares outstanding	74,636	76,684	77,908
Dilutive effect of employee stock plan	1,795	520	858
Total weighted average diluted shares	76,431	77,204	78,766
Diluted earnings per share:
Earnings before cumulative effect of accounting change	$4.34	$2.89	$2.37
Cumulative effect of accounting change, net of income taxes	—	0.04	—
Diluted earnings per share	$4.34	$2.93	$2.37
Basic earnings per share:
Earnings before cumulative effect of accounting change	$4.44	$2.91	$2.39
Cumulative effect of accounting change, net of income taxes	—	0.04	—
Basic earnings per share:	$4.44	$2.95	$2.39

     At fiscal year-end 2007, 2006 and 2005, there were 0, 0, and 944,942 options, respectively, that were considered antidilutive and thus were not included in the above calculations.

Stock Repurchase Program

     In November 2006, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period January 1, 2007, through December 31, 2008. In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period November 19, 2004, through December 31, 2006. There were 6,203,611 shares repurchased by the end of the expiration period for the November 19, 2004 authorization. In November 2002, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period of January 1, 2003, through December 31, 2004. The January 1, 2003 authorization was fulfilled in its entirety. The Company purchased 3,241,865 shares at an aggregate cost of $180,819 in 2007; 3,204,769 shares at an aggregate cost of $141,966 in 2006; and 7,026,392 shares at an aggregate cost of $250,123 in 2005 under these authorizations. At February 28, 2007, the Company had up to 9,419,832 shares available for repurchase under the January 2007 authorization.

     In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005, through May 31, 2008. The Company purchased 332,437 shares at an aggregate cost of $18,860 in 2007. The Company purchased 153,021 shares at an aggregate cost of $6,868 during the year ended February 28, 2006. At February 28, 2007, the Company had up to 4,514,542 shares available for repurchase under this authorization.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

9.     Stockholders’ Equity (Continued)

     In May 2005, the Company’s Board of Directors authorized the sale of up to 5,000,000 shares of the Company’s stock to the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. The Company sold 372,293 shares at aggregate proceeds of $18,026 in 2007. The Company sold 153,727 shares at aggregate proceeds of $6,773 during the year ended February 28, 2006. At February 28, 2007, the Company had 4,473,980 shares available to sell.

10.     Commitments and Contingent Liabilities

     The Company has long-term operating leases and commitments related to office space, equipment and service agreements. Minimum commitments under all such noncancelable leases and service agreements, some of which contain escalation clauses and renewal options, at February 28, 2007, were as follows:

Year ending February 28 (29),
2008	$196,500
2009	135,000
2010	98,800
2011	78,000
2012	61,800
Later years	116,800
$686,900

     Rental expense under all operating leases and service agreements was $210,644 in 2007, $157,335 in 2006 and $128,706 in 2005.

     The Company accounts for operating leases in accordance with the provisions of SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases.” As such, the costs of leasehold improvements, whether provided by the landlord or the Company, are amortized over the shorter of the lease term or the economic life of the improvement. In addition, rent escalations and lease incentives are included with the total commitment under each operating lease to calculate an average occupancy expense, which is recognized on a straight-line basis over the full lease term. Included in occupancy and equipment expenses in 2005 is a $10,064 charge representing the cumulative effect of correcting the recognition period for rent-escalation clauses and lease incentives in certain branch-office leases. In fiscal year 2006, other expenses included a $7,875 credit recorded to correctly recognize state registration fees for Edwards’ financial consultants over the registration period.

     In the normal course of business, Edwards enters into when-issued and underwriting commitments and delayed delivery transactions. Settlement of these transactions at February 28, 2007, would not have had a material effect on the consolidated financial statements.

     The Company had outstanding letters of credit of $9,722 at February 28, 2007. At February 28, 2006, the Company had outstanding letters of credit of $61,306 principally to satisfy margin deposit requirements with the Options Clearing Corporation.

     The Company also provides guarantees to securities clearing houses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Company’s liability under these agreements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

10.     Commitments and Contingent Liabilities (Continued)

     The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, establishes accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company establishes reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss related to matters where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for future or interim periods, depending, among other things, on the results of operations for these periods.

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

     The State of Illinois Secretary of State Securities Department sent a Notice of Hearing dated December 1, 2006 that alleges, among other matters, that Edwards engaged in activities to facilitate mutual fund market timing on behalf of certain clients from January 2001 to October 2003 and had inadequate procedures to detect and prevent late trading of mutual funds in violation of the Illinois Securities Law of 1953. The matter is set for hearing in May 2007. Other regulatory actions or claims may occur related to market timing or other mutual fund activities.

     The Attorney General of South Carolina, Securities Division, filed an administrative proceeding in August 2005 against Edwards and two former employees in connection with actions taken from 1995 until 2002 involving securities transactions with residents of South Carolina by financial consultants in Edwards’ Augusta, Georgia branch. Edwards has reached oral agreement to resolve this matter and matters relating to an Edwards branch in South Carolina by payment of $575. In March 2004, Edwards agreed under a consent order with the Georgia Secretary of State’s Securities and Business Regulation Division to make certain payments to the State of Georgia and to customers related to transactions in the Augusta, Georgia branch. Edwards has made payments in excess of $38,200 to customers and to the State of Georgia related to these matters. Edwards believes the actions involved in these matters were isolated to one branch and a limited number of financial consultants formerly with Edwards and had no connection with any other Edwards office.

A.G. Edwards, Inc.

Notes to Consolidated Financial Statements (Continued)
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

10.     Commitments and Contingent Liabilities (Continued)

     Edwards is a defendant in a complaint filed in the United States District Court for the Southern District of California that seeks to be a class action on behalf of all financial consultants and trainees who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants, including trainees, on the basis that the financial consultants should be classified as non-exempt employees under California law, restitution of amounts that were deducted from commissions owed to financial consultants to repay advances made in prior months, payment for meal rest breaks to which financial consultants are claimed to be entitled, and reimbursement for certain alleged business-related expenses paid by financial consultants. Several other financial services firms have been sued in California in similar actions, some of which have settled the actions for substantial amounts. Other financial firms have announced changes in compensation for and charges to financial consultants as the result of such litigation. Edwards is evaluating whether changes will be made to compensation for and charges to financial consultants. Any such changes might increase expenses for Edwards.

     In addition, the Company and Edwards have been named as defendants in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey, the United States District Court for the District of Oregon, the United States District Court for the Western District of Pennsylvania, and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees.

11.     Financial Instruments

Off-Balance Sheet Risk and Concentration of Credit Risk

     The Company records customer transactions on a settlement date basis, generally three business days after trade date. The risk of loss on unsettled transactions is identical to that of unpaid settled transactions and relates to customers’ and other counterparties’ inability to fulfill their contracted obligations.

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
Three years ended February 28, 2007
(Dollars in thousands, except share and per share amounts)

11.     Financial Instruments (Continued)

     The Company manages its risks associated with the aforementioned transactions through position and credit limits and the continuous monitoring of collateral. Additional collateral is requested from customers and other counterparties when appropriate.

     The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or to deliver to counterparties to cover short positions. At February 28, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,394,522, and the fair value of the collateral that had been sold or repledged was $435,768.

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

     The following table presents the Company’s net revenues by type of service for the years ended February 28:

	2007	2006	2005
Transaction services	$1,563,251	$1,487,597	$1,559,718
Asset management services	1,158,822	958,158	821,795
Interest	215,680	170,684	124,629
Other	172,707	123,674	101,539
	$3,110,460	$2,740,113	$2,607,681

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

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

     The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

     The Controls Evaluation included a review of the controls’ objectives and design, the Company’s implementation of the controls, and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel of the Company who evaluate them in connection with determining their auditing procedures. The overall goals of these various evaluation activities are to monitor Disclosure Controls and to modify them as necessary. The Company intends to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Based upon the Controls Evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Annual Report, the Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to the Company and its consolidated subsidiaries required to be disclosed in such reports is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

Management’s Report On Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007. In making this assessment Company management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management has concluded that, as of February 28, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company’s independent registered public accounting firm audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007. As stated in their attestation report appearing on the following page, Deloitte & Touche LLP expresses an unqualified opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007.

April 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A.G. Edwards, Inc.
St. Louis, Missouri

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that A.G. Edwards, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2007 of the Company and our report dated April 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in its accounting policy for the recognition of equity awards granted to retirement-eligible employees and the retrospective adjustment to the fiscal year 2006 consolidated financial statements for the change.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
April 27, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information required by this item will be included under the caption “Election of Directors – Nominees for Directors” in the Company’s 2007 Proxy Statement and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement, and such information is hereby incorporated by reference and in Part I of this Form’s 10-K under the caption “Executive Officers of the Company.”

     Information relating to the Board of Directors’ determination regarding the service of an audit committee financial expert on the Board’s Audit Committee and the name and the determination by the Board of the independence of such expert will be set forth under the caption “Committees and Meetings of the Board of Directors - Audit Committee,” in the Company’s 2007 Proxy Statement and is incorporated by reference. Information relating to the identity of the members of the Board’s Audit Committee will also be set forth under this caption and is incorporated by reference. The information regarding the procedures by which shareholders may recommend nominees to the Board of Directors will be set forth in the Company’s 2007 Proxy Statement under the caption titled “Stockholder Proposals.”

     The Company’s Code of Ethical Conduct (“Code”) for all Directors, Officers and Employees and Corporate Governance Guidelines (“Guidelines”) set forth the fundamental principles and key policies and procedures that govern the conduct of all of the Company’s directors, officers and employees. Additionally, the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, Director of Enterprise Risk Management and Regulatory Reports and Director of Tax (“Senior Financial Officers”) are required to conduct their personal and professional affairs in a manner that is consistent with the ethical and professional standards set forth in the Company’s Financial Code of Ethical Conduct for Senior Financial Officers (“Financial Code”). A copy of the Code and the Financial Code were filed as exhibits 14.1 and 14.2, respectively, in the Company’s Annual Report on Form 10-K for the 2004 fiscal year and is also available on the Company’s web site at www.agedwards.com and may be accessed by entering the Company’s web site and clicking the “About A.G. Edwards” link, then the “Corporate Governance” link. The Company will post on its web site any amendments to the Code, Financial Code and/or Guidelines and any waivers that are required to be disclosed by the rules of the SEC or NYSE.

     The Company has included as exhibits to this Annual Report on Form 10-K for the 2007 fiscal year filed with the SEC certificates of its Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company submitted to the NYSE as of July 12, 2006, a certification made by its Chief Executive Officer that he is not aware of any violation by the Company of their corporate governance listing standards.

ITEM 11.     EXECUTIVE COMPENSATION.

     The information contained under the caption titled “Compensation” (from the section titled “Director Compensation” through the section titled “Compensation Committee Interlocks and Insider Participation”) in the Company’s 2007 Proxy Statement is incorporated by reference under this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information contained in the Company’s 2007 Proxy Statement under the caption titled “Beneficial Ownership of the Company’s Common Stock,” and “Equity Compensation Plans” is incorporated by reference under this item.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information contained in the Company’s 2007 Proxy Statement under the captions titled “Certain Transactions” and “Committees and Meetings of the Board of Directors – Independent Directors,” is incorporated by reference under this item.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information contained in the Company’s 2007 Proxy Statement under the captions titled “Pre-Approval of Services Provided by the Company’s Independent Registered Public Accounting Firm” and “Principal Accounting Firm Fees” is incorporated by reference under this item.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			PAGE
		INDEX	NUMBER
(a)	1.	Financial Statements
		Management’s Report on Internal Control Over Financial Reporting	62
		Reports of Independent Registered Public Accounting Firm	36 and 63
		Consolidated balance sheets	37
		Consolidated statements of earnings	38
		Consolidated statements of stockholders’ equity	39
		Consolidated statements of cash flows	40
		Notes to consolidated financial statements	41
	2.	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	69

     All other schedules are omitted due to the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

3.	Exhibits*

     Some of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Company and are incorporated by reference as indicated below.

3(i)

Certificate of Incorporation filed as Exhibit 3(i) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1993, as amended by the Certificate of Amendment of Certificate of Incorporation filed as Exhibit 3(i)(a) to the Registrant’s Form 10-Q for the fiscal quarter ended May 31, 1998.

3(ii)	By laws, as amended, filed as Exhibit 3(ii) to the Registrant’s Form 10-K for the fiscal year ended February 28, 1994.

4(i)	Reference is made to Articles IV, V, X, XII, XIII and XV of the Certificate of Incorporation filed as Exhibit 3(i) to this Form 10-K.

4(ii)	Reference is made to Article II, Article III Sections 1 and 15, Article IV Sections 1 and 3, Article VI and Article VII Sections 1-3 of the By laws filed as Exhibit 3(ii) to this Form 10-K.

10.1	A.G. Edwards, Inc. 1988 Incentive Stock Plan (2005 Restatement and First Amendment) filed as Exhibit 10.1 to Registrant’s Form 10-K for the fiscal year ended February 28, 2006.**

10.2	A.G. Edwards, Inc. Non Employee Director Stock Compensation Plan (as amended and restated) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended May 31, 2005.**

10.3	A.G. Edwards, Inc. Retirement and Profit Sharing Plan (2005 Restatement and Amendments) filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended November 30, 2006.**

10.4	A.G. Edwards, Inc. Corporate Executive Bonus Plan filed as Exhibit 10.4 to Registrant’s Form 10-K for the fiscal year ended February 28, 2005.**

10.5	A.G.Edwards, Inc. 2004 Performance Plan for Executives filed as Exhibit 10.5 to Registrant’s Form 8-K dated March 1, 2005.**

10.6	A.G. Edwards, Inc. Excess Profit Sharing Plan filed as Exhibit 10.4 to Registrant’s Form 8-K dated March 1, 2005.**

10.7	Hosting and Services Agreement between A.G. Edwards Technology Group, Inc. and BETA Systems, a division of Thomson Financial Inc. filed as Exhibit 10 to Registrant’s Form 10-Q for the fiscal quarter ended November 30, 2004.

11	Computation of per share earnings is set forth in Note 9 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share” in this Form 10-K.

14.1	A.G. Edwards, Inc. Code of Ethical Conduct filed as Exhibit 14.1 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.

14.2	A.G. Edwards, Inc. Financial Code of Ethical Conduct filed as Exhibit 14.2 to Registrant’s Form 10-K for the fiscal year ended February 29, 2004.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to Registrant’s Form 10-Q for the fiscal quarter ended May 31, 2006.

21	Registrant’s Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.
____________________

*	Numbers correspond to document numbers in the Exhibit Table of Item 601 of Regulation S-K.

**	Compensatory plan or arrangement under which executive officers or directors of the Company may participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date: April 27, 2007	By	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board, President and
Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Bagby, and Douglas L. Kelly and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their, her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Bagby	Chairman of the Board,	April 18, 2007
Robert L. Bagby	Chief Executive Officer and President

/s/ Ronald J. Kessler	Vice Chairman of the Board	April 18, 2007
Ronald J. Kessler

/s/ E. Eugene Carter	Director	April 18, 2007
E. Eugene Carter

/s/ Vicki B. Escarra	Director	April 18, 2007
Vicki B. Escarra

/s/ Samuel C. Hutchinson Jr.	Director	April 18, 2007
Samuel C. Hutchinson Jr.

/s/ Peter B. Madoff	Director	April 18, 2007
Peter B. Madoff

/s/ Mark S. Wrighton	Director	April 18, 2007
Mark S. Wrighton

/s/ Douglas L. Kelly	Treasurer, Chief Financial Officer	April 18, 2007
Douglas L. Kelly	and Secretary

/s/ Joseph G. Porter	Principal Accounting Officer	April 18, 2007
Joseph G. Porter

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

A.G. EDWARDS, INC.
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions*	of Period
Year ended February 28, 2007
Deducted from asset account:
Allowance for doubtful accounts	$2,600	$1,078	$978	$2,700
Year ended February 28, 2006
Deducted from asset account:
Allowance for doubtful accounts	$8,045	$680	$6,125	$2,600
Year ended February 28, 2005
Deducted from asset account:
Allowance for doubtful accounts	$45,593	$2,262	$39,810	$8,045
____________________
(*) Write-offs net of recoveries.

EXHIBIT INDEX

Exhibit	Description
21	Registrant’s Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page of this Form 10-K)

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a)

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a)

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002