Form 10-Q
period 2007-05-31
EDWARDS A G INC
filed 2007-07-10
CIK 718482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Yes ☐ No ☒

At June 29, 2007 there were 75,699,183 shares of A.G. Edwards, Inc. common stock, par value $1, issued and outstanding.

A.G. EDWARDS, INC.

Table of Contents

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition	11
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	19
		Market Risk

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	22

		SIGNATURES	23

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	May 31,	February 28,
	2007	2007
Assets
Cash and cash equivalents	$609,900	$299,758
Cash and government securities deposited with clearing organizations or
segregated under federal and other regulations	291,856	406,852
Securities purchased under agreements to resell	—	815,044
Securities borrowed	347,207	306,310
Receivables:
Customers, less allowance for doubtful accounts of $2,400 and $2,700	1,752,868	1,710,857
Brokers and dealers	283,093	130,989
Clearing organizations	2,782	2,015
Fees, dividends and interest	162,283	160,375
Securities inventory, at fair value:
State and municipal	512,950	352,269
Government and agencies	47,701	39,945
Corporate debt	43,340	55,194
Equities	5,218	7,634
Investments	434,398	406,021
Property and equipment, at cost, net of accumulated depreciation and
amortization of $750,935 and $728,485	452,187	463,526
Deferred income taxes	79,882	106,947
Other assets	40,439	48,382
	$5,066,104	$5,312,118

Liabilities and Stockholders' Equity
Checks payable	$225,050	$287,962
Securities loaned	240,596	213,725
Payables:
Customers	1,295,801	1,332,692
Brokers and dealers	138,180	96,150
Clearing organizations	36,051	67,134
Securities sold but not yet purchased, at fair value:
State and municipal	2,126	3,324
Government and agencies	86,022	67,383
Corporate debt	11,950	8,523
Equities	42,164	492
Employee compensation and related taxes	299,030	577,918
Deferred compensation	251,185	238,256
Income taxes	23,279	72,991
Other liabilities	240,960	243,529
Total Liabilities	2,892,394	3,210,079
Stockholders' Equity:
Preferred stock, $25 par value:
Authorized, 4,000,000 shares; none issued	—	—
Common stock, $1 par value:
Authorized, 550,000,000 shares; issued, 96,463,114 shares	96,463	96,463
Additional paid-in capital	328,532	301,514
Retained earnings	2,616,347	2,559,274
	3,041,342	2,957,251
Less: Treasury stock, at cost (20,686,474 and 21,146,664 shares)	867,632	855,212
Total Stockholders' Equity	2,173,710	2,102,039
	$5,066,104	$5,312,118
See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31,
	2007	2006
Revenues
Asset management and service fees	$356,770	$307,079
Commissions	268,399	276,326
Principal transactions	54,390	53,148
Investment banking	100,101	48,087
Interest	55,266	53,641
Other	11,187	30,193
Total Revenues	846,113	768,474
Interest expense	3,663	3,781
Net Revenues	842,450	764,693

Non-Interest Expenses
Compensation and benefits	534,019	480,928
Communication and technology	71,463	59,889
Occupancy and equipment	37,330	36,016
Marketing and business development	21,466	25,549
Floor brokerage and clearance	2,942	3,552
Other	40,846	36,337
Total Non-Interest Expenses	708,066	642,271
Earnings Before Income Taxes	134,384	122,422
Income Taxes	51,135	44,799
Net Earnings	$83,249	$77,623

Earnings per diluted share	$1.10	$1.01

Earnings per basic share	$1.12	$1.03

Dividends per share	$0.20	$0.20

Average common and common equivalent
shares outstanding:
Diluted	76,021	76,690
Basic	74,491	75,051

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	May 31,	May 31,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$83,249	$77,623
Other noncash items included in net earnings	77,609	32,896
Change in:
Cash and government securities deposited with clearing organizations
or segregated under federal and other regulations	114,996	(9,488)
Securities purchased under agreements to resell	815,044	190,584
Net securities borrowed and loaned	(23,520)	12,953
Net receivable from customers	(78,628)	39,625
Net receivable from brokers and dealers	(110,074)	(35,833)
Net payable to clearing organizations	(31,850)	(8,728)
Fees, dividends and interest receivable	(1,908)	(17,540)
Securities inventory, net	(91,627)	(14,488)
All other assets and liabilities	(409,089)	(344,194)
Net cash from operating activities	344,202	(76,590)
Cash Flows From Investing Activities:
Purchase of property and equipment	(25,080)	(11,916)
Purchase of other investments	(4,550)	(5,452)
Proceeds from sale or maturity of other investments	19,556	15,806
Net cash from investing activities	(10,074)	(1,562)
Cash Flows From Financing Activities:
Securities loaned	9,494	61,201
Employee stock-based transactions	35,520	37,195
Tax benefit associated with stock-based awards	16,877	8,218
Cash dividends paid	(15,067)	(15,119)
Purchase of treasury stock	(70,810)	(45,394)
Net cash from financing activities	(23,986)	46,101
Net Increase (Decrease) in Cash and Cash Equivalents	310,142	(32,051)
Cash and Cash Equivalents, Beginning of Period	299,758	178,173
Cash and Cash Equivalents, End of Period	$609,900	$146,122
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$67,853	$9,072
Interest, net of amounts capitalized of $19 and $10	$3,500	$3,635
Non-Cash Investing Activity:
Property purchased included in other liabilities	$503	$—
Non-Cash Financing Activity:
Restricted stock awards granted	$68,744	$52,656

See Notes to Condensed Consolidated Financial Statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2007 AND 2006

(In thousands, except share and per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of A.G. Edwards, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company"), including its principal subsidiary, A.G. Edwards & Sons, Inc. ("Edwards"), are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. These adjustments are of a normal, recurring nature. The results of operations for the three-month period ended May 31, 2007, are not necessarily indicative of the results for the year ending February 29, 2008.

2. EMPLOYEE STOCK PLANS

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment” (“SFAS No. 123R”), and related interpretations to account for its 1988 Incentive Stock Plan, as amended, which consists of stock options and restricted stock. Based on the provisions of the 1988 Incentive Stock Plan, the Company uses the grant date fair value for stock options and restricted stock to determine its cost and recognizes the related expense over the service period of the award, generally three years following the award to non-retirement eligible employees. Based on interpretive guidance related to SFAS No. 123R, on March 1, 2006, the Company changed its accounting method for recognizing the cost of restricted stock and stock options (collectively referred to as “Stock Awards”) that are granted to retirement-eligible employees. For retirement-eligible employees, the Company accrues an expense prior to the date of grant rather than recognizing the expense on grant date, which typically occurs in the first quarter of the subsequent fiscal year.

The Company grants Stock Awards to employees utilizing two shareholder-approved plans. The 2002 Employee Stock Purchase Plan, as amended, (“ESPP”), is a qualified plan, as defined under section 423 of the Internal Revenue Code, used to grant options to purchase the Company’s stock at a discount from market value to a broad base of employees. The 1988 Incentive Stock Plan, as amended, (“ISP”) is a non-qualified plan used to grant Stock Awards at market value to certain officers and key employees.

The Company’s Board of Directors authorized for the plan year ended September 30, 2006, up to 1,875,000 shares of common stock to be purchased by employees under the ESPP. The Company’s Board of Directors authorized for the plan year beginning October 1, 2006 and ending September 30, 2007, up to 1,200,000 shares of common stock to be purchased by employees under the ESPP. These shares are purchased in monthly installments at 95 percent of the market price on the last business day of each month. Employees purchased an aggregate of 181,010 shares at an average price of $72.34 during the three-month period ended May 31, 2007. Employees purchased an aggregate of 229,756 shares at an average price of $49.30 during the three-month period ended May 31, 2006. Treasury shares were utilized for all of the shares purchased.

Under the ISP, the Company granted 339,479 restricted shares to retirement-eligible employees with a fair value of $24,269 and granted 622,105 restricted shares to non-retirement eligible employees with a fair value of $44,475 during the three-month period ended May 31, 2007. The awards to non-retirement eligible employees were for service performed in fiscal year 2007 and will be expensed, as appropriate, over the service period, generally three years. The awards to retirement-eligible employees were expensed during the preceding fiscal year. The Company granted 339,227 restricted shares to retirement-eligible employees with a fair value of $17,406 and granted 690,797 restricted shares to non-retirement eligible employees with a fair value of $35,445 during the three-month period ended May 31, 2006. Treasury shares were utilized for these grants.

Under the ISP, the Company granted 114,723 stock options to retirement-eligible employees with a fair value of $2,864 and granted 152,372 stock options to non-retirement eligible employees with a fair value of $3,803 during the three-month period ended May 31, 2007. The awards to non-retirement eligible employees were for service performed in fiscal year 2007 and will be expensed, as appropriate, over the service period, generally three years. The awards to retirement-eligible employees were expensed during the preceding fiscal year. The Company granted 118,247 stock options to retirement-eligible employees, with a fair value of $2,198 and granted 189,923 stock options to non-retirement eligible employees with a market value of $3,531 during the three-month period ended May 31, 2006. The Company received $13,612 and $13,356 in cash from the exercise of 363,916 and 418,895 stock options during the three-month periods ended May 31, 2007 and 2006, respectively.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2007 AND 2006

(In thousands, except share and per share amounts)

(Unaudited)

3. STOCKHOLDERS' EQUITY

In November 2006, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of the Company’s outstanding stock during the period from January 1, 2007 through December 31, 2008. In November 2004, the Company’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding stock during the period from November 19, 2004 through December 31, 2006. The Company purchased 876,169 shares at an aggregate cost of $61,864 during the three-month period ended May 31, 2007, and purchased 834,667 shares at an aggregate cost of $40,104 during the three-month period ended May 31, 2006. At May 31, 2007, the Company had 8,543,663 shares available for repurchase under this authorization. The Company’s Board of Directors gave management discretion as to the timing of buybacks and whether to purchase any or all of the authorization. Shares repurchased have been used primarily to offset dilution from the Company’s Retirement and Profit Sharing Plan, as amended, (“RPSP”), the ESPP and the ISP. Under the Agreement and Plan of Merger (“Merger Agreement”) entered into between the Company, Wachovia Corporation (“Wachovia”) and White Bird Holdings, Inc. on May 30, 2007, the Company agreed to stop repurchases under this authorization, effective June 20, 2007.  See Note 10 “Business Combination” for additional information regarding the Merger Agreement.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding stock solely to effect employee stock transactions in the RPSP during the period from May 24, 2005 through May 31, 2008. The Company purchased 121,727 shares at an aggregate cost of $8,946 during the three-month period ended May 31, 2007. The Company purchased 103,394 shares at an aggregate cost of $5,290 during the three-month period ended May 31, 2006. At May 31, 2007, the Company had 4,392,815 shares available for repurchase under this authorization. The Merger Agreement provides for the Company to continue repurchases under this authorization.

In May 2005, the Company’s Board of Directors authorized the sale of up to 5,000,000 shares of the Company’s stock to the Company’s RPSP during the period from May 24, 2005 through May 31, 2008. The Company sold 135,333 shares at aggregate proceeds of $8,814 during the three-month period ended May 31, 2007. The Company sold 271,426 shares at aggregate proceeds of $12,459 during the three-month period ended May 31, 2006. At May 31, 2007, the Company had 4,338,647 shares available to sell.

Comprehensive earnings for the three-month periods ended May 31, 2007 and 2006, respectively, were equal to the Company's net earnings.

4. EARNINGS PER SHARE

The following table presents the computations of diluted and basic earnings per share:

	Three Months Ended
	May 31,
	2007	2006

Net earnings available to common stockholders	$83,249	$77,623

Shares (in thousands):
Weighted average shares outstanding	74,491	75,051
Dilutive effect of employee stock plans	1,530	1,639
Total weighted average diluted shares	76,021	76,690

Earnings per diluted share	$1.10	$1.01

Earnings per basic share	$1.12	$1.03

For the three-month periods ended May 31, 2007 and 2006 there were 260,463 and 306,906 options, respectively, that were considered antidilutive and thus not included in the above calculation.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2007 AND 2006

(In thousands, except share and per share amounts)

(Unaudited)

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company established reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for a future period or interim periods, depending, among other things, on the results of operations for these periods.

On May 2, 2007, the SEC instituted administrative proceedings against Edwards related to mutual fund market timing and, at the same time, accepted Edwards’ offer to settle the proceedings without admitting or denying the findings in the proceedings. The SEC found that certain Edwards’ financial consultants violated Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder which prohibit fraudulent conduct in connection with the offer, purchase or sale of securities. As a result, Edwards was found to have violated Section 15(b)(4)(E) of the Exchange Act by failing to supervise financial consultants with a view to preventing their willful violation of the federal securities laws. Edwards consented to a censure and the payment of $3,860 consisting of the disgorgement of $1,930, payment of prejudgment interest of $430 and a civil money penalty of $1,500. In addition, Edwards agreed to retain an independent consultant to conduct a review of whether the changes Edwards has adopted to its policies and procedures are reasonably designed to detect and prevent any future market timing by Edwards’ financial consultants, to determine whether any additional or amended procedures are needed and to recommend such additional policies and procedures, if needed. Edwards made the $3,860 payment during the three-month period ended May 31, 2007.

Edwards is a defendant in an action filed in the United States District Court for the Southern District of California that purports to be a class action on behalf of all financial consultants who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants on the basis that the financial consultants should have been classified as non-exempt employees, premium pay for meal and rest periods which the plaintiffs claim financial consultants were entitled to but did not take, and restitution of certain alleged business-related expenses paid by financial consultants. Edwards and the plaintiffs have reached a settlement concerning the litigation. An order giving preliminary approval to the settlement was entered by the Court in June 2007. The settlement provides for Edwards to pay up to $20,000, plus interest, which, after payment of attorney fees and certain specified expenses, and subject to the terms and conditions of the settlement, will be paid to eligible financial consultants who file timely and valid claims under the settlement in accordance with a formula agreed to by the parties. Any portion of the settlement consideration not approved or awarded by the Court or claimed by eligible financial consultants shall remain the property of Edwards. The Company established reserves reflected in prior financial statements for this matter and believes these reserves should cover any costs associated with the settlement. In addition, Edwards has been named as defendant in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey, the United States District Court for the Southern District of Ohio, the United States District Court for the District of Oregon, the United States District Court for the Western District of Pennsylvania, and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees. Several other financial services firms have been sued in similar actions. Other financial firms have announced changes in compensation for and charges to financial consultants as the result of such litigation. Edwards is evaluating whether changes will be made to compensation for and charges to financial consultants.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2007 AND 2006

(In thousands, except share and per share amounts)

(Unaudited)

6. INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting treatment for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective March 1, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each tax jurisdiction in which the Company operates. As a result of its adoption of FIN 48, the Company recognized a decrease to beginning retained earnings and an increase to the income tax liability of $11,046. During the three-month period ended May 31, 2007, the Company also recorded expense of $1,061 related to revised tax positions, which is included in the condensed consolidated statement of earnings.

The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was approximately $52,104. Of this total, $21,748, net of federal and state income tax benefits, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

Potential interest and penalties related to unrecognized tax benefits are included in income tax expense in the condensed consolidated statement of earnings. The amount of accrued interest and penalties was $3,473 and $3,914 at March 1, 2007 and May 31, 2007, respectively.

The Company and its subsidiaries file federal, state and foreign income tax returns. With limited exceptions, the Company is no longer subject to audits in these jurisdictions for income-tax returns for years prior to 2004. During the first quarter, the Company settled various tax matters with the Internal Revenue Service for its tax years ended February 29, 2004 and February 28, 2005. As a result, the Company paid $24,152 that was previously provided for under FIN 48 as an unrecognized tax benefit. The Company does not anticipate that any other unrecognized tax benefits will significantly change during the next 12 months.

The effective tax rate for the three-month periods ended May 31, 2007 and 2006 were 38.1 percent and 36.6 percent, respectively.

7. NET CAPITAL REQUIREMENT

Edwards is subject to the net capital rule administered by the Securities and Exchange Commission (“SEC”). This rule requires Edwards to maintain a minimum net capital, as defined, and to notify and sometimes obtain the approval of the SEC and other self-regulatory organizations for substantial withdrawals of capital or loans to affiliates. At May 31, 2007, Edwards’ net capital of $776,497 was $740,197 in excess of the minimum requirement.

8. FINANCIAL INSTRUMENTS

The Company receives collateral in connection with resale agreements, securities-borrowed transactions, customer-margin loans and other loans. Under many agreements, the Company is permitted to repledge these securities held as collateral and use these securities to enter into securities-lending arrangements or deliver them to counterparties to cover short positions. At May 31, 2007, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $2,364,001 and the fair value of the collateral that had been repledged was $558,805.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on the condensed consolidated financial statements.

A.G. EDWARDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2007 AND 2006

(In thousands, except share and per share amounts)

(Unaudited)

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

10. BUSINESS COMBINATION

On May 30, 2007, Wachovia, White Bird Holdings, Inc., a wholly-owned subsidiary of Wachovia, and the Company entered into the Merger Agreement that provides, among other things, for the Company to be merged with White Bird Holdings, Inc. Under the terms of the agreement, the Company’s shareholders will receive 0.9844 shares of Wachovia common stock and $35.80 in cash for each outstanding common share of the Company. Completion of the merger is anticipated in the fourth calendar quarter of 2007, subject to shareholder and various regulatory approvals. The Merger Agreement contains certain termination rights and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Wachovia a cash termination fee of up to $270 million.

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

At May 31, 2007, the Company had 743 locations, down one from the end of 2007. The number of the Company’s financial consultants at May 31, 2007 was 6,623, up five from the end of 2007. The total number of full-time employees at May 31, 2007 was 15,368, up 30 from the end of 2007.

Total client assets as of May 31, 2007 were $396 billion, an increase of $22 billion (6 percent) from the end of 2007. Average client assets per financial consultant as of May 31, 2007 were $59.8 million, an increase of $3.3 million (6 percent) from the end of 2007.

Executive Summary

Business Environment

During the first quarter of 2008, the equity markets rebounded sharply from the strong sell-off experienced at the end of the fourth quarter of 2007. In spite of oil prices continuing to swing significantly and the uncertainty of the Federal Reserve’s future actions on the federal funds rate, investors appeared to be more focused on corporate earnings growth and a more optimistic outlook for the housing market. The major market indexes maintained generally consistent increases throughout the period. The S&P 500 Index posted an increase of 124 points (9 percent) to reach 1,531 at the end of May 2007. Likewise, the Dow Jones Industrial Average was strong throughout the quarter, finishing with a gain of 1,359 points (11 percent) to close at 13,628. The Nasdaq Composite Index added 188 points (8 percent) to end the first quarter at 2,605.

Company Performance Summary

Comparing results for the first quarter of 2008 to the first quarter of 2007, the Company posted a 10 percent increase in net revenues, a 7 percent increase in net earnings, and a 9 percent increase in earnings per diluted share. Pre-tax profit margins remained the same at 16.0 percent, and return on equity decreased to 15.6 percent from 16.1 percent:

The Company benefited from continued client interest in fee-based services, as asset-management and service-fee revenues increased $50 million (16 percent). The Company also received a strong performance from investment banking, which increased $52 million (108 percent). These revenue increases were partially offset by a $19 million (63 percent) decrease in other revenue and an $8 million (3 percent) decrease in commission revenues.

Client assets in fee-based accounts grew 26 percent while total client assets increased 15 percent during the first quarter of 2008 versus the same period in 2007.

Compensation and benefits expenses in the quarter increased mainly due to greater revenue produced by the Company’s financial consultants and earnings allocated to the Company’s incentive compensation. Communication and technology expenses also increased, largely because of increased professional expenses for technology consultants working on various projects, including the Company’s transition from certain legacy back-office systems.

The Company’s first-quarter results included $10 million in other expenses related to the Company’s recently announced merger agreement with Wachovia Corporation (“Wachovia”), pursuant to which the Company would merge with and into a wholly-owned subsidiary of Wachovia. See Note 10 “Business Combination” to the condensed consolidated financial statements for additional information related to this agreement.

Results of Operations – For the Three Months Ended May 31, 2007 vs. May 31, 2006

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

The following table illustrates the composition of the Company’s net revenues for the three months ended May 31, 2007 compared to the three months ended May 31, 2006:

	2007	2006
Asset management and service fees	42%	40%
Commissions	32%	36%
Principal transactions	7%	7%
Investment banking	12%	6%
Net interest	6%	7%
Other	1%	4%

Following are descriptions of the Company’s revenue and expense components and its operational results in each:

Asset Management and Service Fees

Revenues from asset-management services are based principally on the amount of certain client assets held through the Company. These assets may be managed by Edwards, by Gallatin Asset Management, Inc. (“Gallatin”) or by third-party investment managers, including mutual funds, managed futures funds, money market funds, annuities and insurance companies. The Company manages certain client assets through the A.G. Edwards Trust Company FSB (“Trust Company”), a wholly-owned subsidiary and federally chartered savings bank that provides portfolio management and trust services. The Company also offers a non-discretionary advisory program known as Portfolio Advisor and a discretionary advisory program known as FC Advisor.

Additionally, revenues derived from assets deposited in certain FDIC-insured banks through the Company’s bank deposit program (“AGE Bank Deposit Program”) are reflected in this revenue reporting line. Since the program’s launch in February 2007, clients have deposited approximately $6 billion into this program.

The Company also offers fee-based fund advisory programs that allow clients to select from recommended, established asset allocation models or customize their own models in certain programs. The fund advisory programs are known individually as AGE Allocation Advisors, AGE Pathways and AGE Professional Fund Advisor.

The Company, in addition to its advisory programs, previously offered clients a fee-based brokerage account known as Client Choice. The United States Court of Appeals for the District of Columbia in March 2007 invalidated a final rule adopted by the SEC that exempted broker-dealers including the Company from the requirements in the Investment Advisers Act in connection with certain activities and accounts. As a result of this ruling, the Company stopped opening new Client Choice accounts and is in the process of transitioning existing Client Choice accounts into alternative account types.

Asset-management and service-fee revenues reached a quarterly record of $357 million in the first quarter of 2008, an increase of $50 million (16 percent) from the prior period. The Company experienced a $22 million (20 percent) revenue increase from fee-based programs under third-party management or through the Company’s fee-based transaction accounts and trust services.

Client assets in fee-based accounts increased $10 billion (26 percent) from the end of the first quarter of 2007. An analysis of changes in assets in fee-based accounts from May 31, 2006, to May 31, 2007 is detailed below (dollars in thousands):

Assets in fee-based	May 31,	May 31,
accounts	2007	2006	Increase

Fund advisory programs	$22,694,000	$15,465,000	47%
Separately managed accounts	13,188,000	11,711,000	13%
Company-managed and other fee-based accounts	11,645,000	10,666,000	9%
Total assets in fee-based accounts	$47,527,000	$37,842,000	26%

Fees received from third-party mutual funds, managed futures and insurance providers increased $22 million (17 percent) mainly as a result of increased asset values in these investment products. Service-fee revenues increased $6 million (20 percent) due mainly to revenue generated from the recently introduced AGE Bank Deposit Program.

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

Commission revenues in the first quarter decreased $8 million (3 percent), led by an $8 million (6 percent) decline in revenues from equity transactions. Additionally, revenues from commodities and financial futures declined $2 million (32 percent) and revenues from options transactions declined $1 million (9 percent). As a partial offset to these declines, transaction revenues from insurance products increased $3 million (6 percent). Revenues from transactions in mutual funds were essentially flat. The Company believes the overall decrease in commission revenues reflected the continued client migration toward fee-based fund-advisory programs.

Principal Transactions

The Company maintains inventories of fixed-income and equity securities to satisfy client demand and, therefore, effects certain transactions with its clients by acting as a principal. Realized and unrealized gains and losses result from the sale and holding of securities positions for resale to clients and are included in principal-transaction revenues.

Revenues from principal transactions in the first quarter of 2008 increased $1 million (2 percent), largely reflecting a $3 million (19 percent) increase in revenue from client activity in municipal securities, partially offset by a $1 million (18 percent) decline in revenue from government fixed-income securities and a $1 million (4 percent) decline in revenue from over-the-counter equity securities.

While revenue decreases from over-the-counter equity transactions were consistent with the revenue results from agency equity transactions, revenues from government-debt securities decreased mainly due to lower client activity in various mortgage-backed securities. Increases in revenue from municipal securities were mainly due to a more favorable yield environment compared to the year-ago period.

Investment Banking

Investment banking revenues result primarily from bringing new issues of securities, both equity-based and fixed income-based, to the market for issuers. The issuers are generally corporate or municipal clients but may be institutional clients of the Company in the case of exchange-traded funds and related products. Investment banking revenues vary depending on the number and size of transactions successfully completed and generally are received in the form of underwriting fees or selling concessions. Additionally, the Company receives fees for financial advisory services, including advice on mergers and acquisitions, restructurings, and other strategic advisory needs.

Revenues from investment-banking activities increased $52 million (108 percent), reflecting a greater volume of underwritings in closed-end funds and equity offerings. Underwriting fees and selling concessions from corporate-equity transactions, along with management fees from these transactions as well as private placements, increased $50 million (122 percent). Additionally, underwriting fees, selling concessions and management fees from municipal debt products increased $2 million (40 percent) as several municipal clients issued new debt or refinanced existing debt.

Net Interest Revenue

Interest revenue is derived primarily from financing clients’ margin transactions. These revenues are based largely on the amount of client margin balances and the rate of interest charged on these balances. The Company also earns revenue from interest and dividend payments on inventory held for sale to clients.

Interest revenue net of interest expense increased $2 million (3 percent). The increase was led by a $6 million (40 percent) increase in revenue from the Company’s short-term investments and its average inventory of securities held for clients, particularly fixed-income securities. As a partial offset, a 17 percent decline in average client-margin balances accounted for a $5 million (12 percent) decrease in revenue from margin balances. The decline in average margin balances is believed to be, in part, the by-product of more client assets moving to fee-based programs.

The following charts detail the average client margin balances during the first three months of 2007 and 2008, respectively, and the average rate charged on those balances:

Other Revenue

Other revenue is derived primarily from the Company’s investment activities in equity and equity-related securities along with four Company-sponsored private equity partnerships.

Other revenue decreased $19 million (63 percent) during the quarter. The results largely reflect last year’s $17 million in gains related to the merger of the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. and the subsequent mark-to-market on NYSE Euronext shares the Company held. Decreases in other revenue were partially offset by $5 million in gains on the mark-to-market of Chicago Board of Trade (“CBOT”) Holdings, Inc. common stock shares. These shares are subject to sales restrictions that expire over a three-month period beginning June 1, 2007.

Expenses

The Company’s expenses are categorized into six components: compensation and benefits, communication and technology, occupancy and equipment, marketing and business development, other expenses, and income taxes.

Compensation and Benefits

Compensation and benefits expenses comprise the largest components of the Company’s total expenses. Most of these expenses are variable in nature and relate to commissions paid to the Company’s financial consultants for transaction-based or asset-management services and to incentive compensation, which is largely based on the profitability of the Company. This expense category also includes employee healthcare insurance costs.

For the first quarter of 2008, compensation and benefits increased $53 million (11 percent). Commission expense increased $22 million (10 percent). Incentive compensation increased $24 million (23 percent), which included $6 million in amortization expense related to stock awards for non-retirement eligible employees and $8 million in accrued expense for stock awards to be granted to retirement-eligible employees. Administrative salaries increased $6 million (6 percent). As a partial offset, healthcare insurance costs decreased $3 million (15 percent).

The increase in commission expense mainly resulted from higher commissionable revenue generated by the Company’s financial consultants in fee-based services and individual transactions. A 7 percent increase in net earnings through the first quarter led to the increase in accruals for incentive compensation.

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

Communication and technology expenses increased $12 million (19 percent) in the first three months of 2008. The increase was led by a $9 million (177 percent) increase in professional expense for technology consultants working on various projects, including the Company’s transition from certain legacy back-office systems. Additionally, the Company had a $2 million (13 percent) increase in amortization and depreciation expenses for previously capitalized software-development expenses.

Occupancy and Equipment

Occupancy and equipment expenses relate mainly to the leases for the Company’s branch-office locations and the amortization and depreciation expenses associated with equipment and furniture in those locations.

Occupancy and equipment expenses increased $1 million (4 percent) in the first quarter due mainly to general rent increases.

Marketing and Business Development

Marketing and business development expenses are mainly related to the Company’s branding initiative, local-branch advertising and promotional efforts, and travel and entertainment expenses.

Marketing and business development expenses decreased $4 million (16 percent) for the first three months of 2008, primarily as a result of a $3 million (51 percent) decrease in expenses associated with the Company’s national sales conference held last year. Advertising expenses associated with the Company’s branding initiative declined $1 million (13 percent).

Other Expenses

All remaining operational expenses are largely related to professional expenses for legal, regulatory and audit consulting services, reserves and settlements for legal and regulatory matters, licensing and registration fees, publication and subscription expenses, and floor brokerage expenses.

All remaining operational expenses in the first quarter of 2008 increased $4 million (10 percent) largely due to $10 million in expenses related to the Company’s recently announced Agreement and Plan of Merger (“Merger Agreement”) entered into between the Company, Wachovia and White Bird Holdings, Inc. Partially offsetting this increase was a $6 million (32 percent) decline in expenses for reserves and resources for various legal and regulatory matters.

Income Taxes

The Company’s effective tax rate was 38.1 percent for the first quarter of 2008 compared with 36.6 percent for the same period last year. The increase is primarily due to the impact of adjustments associated with the implementation of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” See Note 6 “Income Taxes” to the condensed consolidated financial statements for additional information.

Impact of Stock Exchange Holdings

On March 7, 2007, certain restrictions of NYSE Group, Inc. (“NYSE Group”) common stock expired and 18,482 shares were sold the same day with the remaining 18,481 available for sale shares sold on March 29, 2007. NYSE Group and Euronext N.V. merged on April 4, 2007 to create NYSE Euronext. The balance of NYSE Euronext shares are subject to certain restrictions that expire ratably over a period of the next two years, unless the NYSE Euronext board of directors removes or reduces the transfer restrictions earlier. In addition, the Company purchases trading licenses in order to receive the right to trade securities on the floor of the exchange. In January 2007, the Company purchased four trading licenses at a price of $50,000 each. Factoring in the transfer restrictions on the remaining shares, the Company recorded a net gain of $300,000 during the three-month period ended May 31, 2007. Subsequent gains or losses will be recorded in future periods as transfer restrictions expire and as the share price of NYSE Euronext stock fluctuates. At May 31, 2007, the Company owned 209,600 shares of NYSE Euronext common stock.

The Company currently has two New York Mercantile Exchange (“NYMEX”) memberships. During the three-month period ended May 31, 2007, the Company recognized a $4.4 million gain attributable to the sale of 35,600 shares of NYMEX common stock which was offset by a $4.5 million unrealized loss on the associated mark-to-market of all NYMEX holdings during the same period. At May 31, 2007, the Company owned 161,200 shares of NYMEX common stock, of which 150,000 are required membership holdings and 11,200 are subject to transfer restrictions.

The Company currently has six New York Board of Trade (“NYBOT”) memberships. The original cost of the NYBOT memberships was offset by cash proceeds received in January 2007 related to the merger between the NYBOT and the Intercontinental Exchange ("ICE"), resulting in a net gain recognized in the prior fiscal year. Activity for the three-month period ended May 31, 2007 related to the ICE common stock holdings was essentially flat. The Company sold 7,905 shares of ICE common stock, the gain on which was offset by unrealized losses. At May 31, 2007, the Company owned 27,402 shares, all of which were required membership holdings for the NYBOT.

The Company currently has three Chicago Mercantile Exchange (“CME”) memberships. The Company sold 2,333 common shares in March 2007 and another 2,333 shares in May 2007 resulting in total gains of $2.4 million, which were offset by $2.5 million in unrealized losses for the three-month period ended May 31, 2007. At May 31, 2007, the Company owned 8,000 shares of CME common stock, all of which were required membership holdings.

The Company currently has two CBOT memberships. On May 21, 2007, the CBOT announced a reduction in the share requirement necessary to be a clearing member from 54,676 shares of CBOT Holdings, Inc. common stock to 27,000 shares. An additional 338 shares of CBOT Holdings, Inc. common stock are required to be held in order for the Company to be an exercising member of the Chicago Board Option Exchange (“CBOE”). During the three-month period ended May 31, 2007, the Company recognized a $5.4 million gain related to the mark-to-market of the remaining 27,338 shares. At May 31, 2007, the Company owned 54,676 shares of CBOT Holdings, Inc. common stock, of which 27,338 shares were required membership holdings and were held at zero cost.

As a result of the changes noted above at various securities exchanges of which the Company is a member, has trading privileges or has access to, portions of the Company’s shareholdings in these exchanges will impact the Company’s results of operations. Subsequent gains or losses will be recorded in future periods as transfer restrictions expire, as the share prices of these stocks fluctuate, and if any or all of these exchanges change shareholding requirements for membership. Shares required for exchange membership do not impact results of operations and are included in other assets on the condensed consolidated balance sheet at cost.

 Following is a table that illustrates the exchanges in which the Company owned shares on May 31, 2007:

	Shares Impacting	Shares Required
	Results of	for Exchange
Securities Exchange	Operations	Membership	Total Shares Held
NYSE Euronext	209,600 (1)	—	209,600
NYMEX	11,200 (1)	150,000	161,200
ICE	—	27,402	27,402
CME	—	8,000	8,000
CBOT and CBOE	27,338	27,338 (2)	54,676
Other exchanges	1,100		1,100

(1)	Includes certain sales restrictions as set forth by the various exchanges.
(2)	Required shares of CBOT Holdings, Inc. common stock related to CBOT memberships and CBOE exercise right privileges.

Litigation and Regulatory Matters

The Company is a defendant in a number of lawsuits, in some of which plaintiffs claim substantial amounts, relating primarily to its securities and commodities business. Management has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Company on certain of these claims and as a result, established accruals for potential litigation losses. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Factors considered by management in estimating the Company’s reserves for these matters are the loss and damages sought by the plaintiffs, the merits of the claims, the total cost of defending the litigation, the likelihood of a successful defense against the claims, and the potential for fines and penalties from regulatory agencies. The Company established reserves for potential losses to the extent that such matters are probable and can be estimated, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As litigation and the resolution of regulatory matters are inherently unpredictable, the Company cannot predict with certainty the ultimate loss or range of loss where there is only a reasonable possibility that a loss may be incurred. The Company believes, based on current knowledge and after consultation with legal counsel, that the resolution of loss contingencies will not have a material adverse effect on the consolidated balance sheet, statement of earnings or statement of cash flows of the Company. However, the outcome of such matters could be material to the Company’s operating results and cash flows for a future period or interim periods, depending, among other things, on the results of operations for these periods.

Liquidity and Capital Resources

The Company’s assets fluctuate in the normal course of business, primarily due to the timing of certain transactions. The Company monitors and evaluates the composition and size of its balance sheet. A substantial portion of the Company’s total assets consist of short-term receivables mainly resulting from margin loans to clients, along with highly liquid marketable securities. The principal sources for financing the Company’s business are stockholders’ equity, cash generated from operations, securities-lending arrangements and short-term bank loans. The Company has no long-term debt. Average securities-lending arrangements of $134 million and $197 million and average short-term bank loans of $1 million and $4 million for the quarters ended May 31, 2007 and 2006, respectively, were primarily used to finance customer margin transactions.

See Note 3 “Stockholders’ Equity” of the condensed consolidated financial statements of this filing for updates to the stock repurchase programs.

The Company had unfunded commitments of $26 million to various private equity investments at May 31, 2007. These commitments are subject to calls by the partnerships, as funds are needed.

There were no material changes to the Company’s long-term commitments or obligations table as reported in the Annual Report on Form 10-K for the year ended February 28, 2007.

In May 2007, the Company’s Board of Directors authorized a quarterly cash dividend of $0.20 per share. The dividend was paid on July 2, 2007 to shareholders of record on June 8, 2007.

Management believes the Company has adequate sources of credit available, if needed, to finance its operations. Currently the Company, with certain limitations, has access to $1.2 billion in uncommitted lines of credit as well as the ability to increase its securities-lending activities.

Edwards is required by the SEC to maintain specified amounts of liquid net capital to meet its obligations to clients. At May 31, 2007, Edwards’ net capital of $776 million was $740 million in excess of the minimum requirement.

Critical Accounting Estimates

For a description of critical accounting estimates, including those involving a higher degree of complexity and judgment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007, for a more comprehensive listing of significant accounting policies.

In addition to those estimates referred to above, the Company’s employee compensation and benefits expense for interim periods is impacted by estimates and assumptions. A substantial portion of the Company’s employee compensation and benefits expense represents incentive compensation that is generally determined on the basis of the fiscal-year results and paid at year’s end. The Company’s incentive compensation accruals are primarily formulaic, generally based upon the pre-tax profitability of the Company. However, management has discretion to alter incentive compensation accruals in certain instances. At interim periods, management accrues incentive compensation based on the results of the formulas, and may revise these accruals for any anticipated discretionary changes.

Recent Accounting Pronouncements

See Note 9 “Recent Accounting Pronouncements” of the condensed consolidated financial statements for further discussion.

Forward-Looking Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, completion and closing of the merger agreement between the Company and Wachovia (see below for additional information regarding the proposed transactions), general economic conditions, government monetary and fiscal policy, the actions of competitors, changes in and effects of marketing strategies, client interest in specific products and services, the completion of all contractual, technological, legal and other requirements for the introduction of new products or services, regulatory changes and actions, changes in legislation, risk management, the impact of the AGE Bank Deposit Program and the expansion of powers of the Trust Company, legal claims, technology changes, price adjustments, compensation changes, the impact of outsourcing agreements, the impact of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” including the timing of the recognition of expenses and the treatment of expenses for retirement-eligible employees, the impact and value of the Company’s investments including NYSE Euronext, implementation and effects of expense-reduction strategies, and efforts to make more of non-compensation expenses variable in nature. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statements except as required by Federal Securities Laws.

This filing contains certain expenses associated with the execution of the merger agreement between Wachovia and the Company. The proposed merger between Wachovia and the Company (the “Merger”), is subject to numerous risks, and uncertainties. Actual results could differ materially from those contained or implied by statements related to the Merger for a variety of factors including: (1) the risk that the businesses of Wachovia and the Company, in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) the risk that expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) the risk that revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the inability to obtain governmental approvals of the Merger on the proposed terms and schedule; (6) the failure of the Company’s shareholders to approve the Merger; (7) the risk that the strength of the United States economy in general and the strength of the local economies in which Wachovia and/or the Company conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (8) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (9) potential or actual litigation; (10) inflation, interest rate, market and monetary fluctuations; and (11) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s and the Company’s brokerage and capital markets activities. Additional factors that could cause Wachovia’s and the Company’s results to differ materially from those described in the forward-looking statements can be found in Wachovia’s and the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC. All subsequent written and oral forward-looking statements concerning the Company or the proposed Merger or other matters and attributable to Wachovia or the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements above. Wachovia and the Company do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this filing.

Additional Information

The proposed Merger will be submitted to the Company’s shareholders for their consideration. Wachovia filed a preliminary registration statement with the SEC on June 28, 2007, which included a proxy statement/prospectus regarding the proposed Merger. The Company’s shareholders and other investors are urged to read the registration statement and the proxy statement/prospectus when they become available, as well as any other relevant documents concerning the proposed Merger filed with the SEC (and any amendments or supplements to those documents), because they will contain important information. You will be able to obtain a free copy of the registration statement and the proxy statement/prospectus, as well as other filings containing information about Wachovia and the Company, at the SEC’s website (http://www.sec.gov) and at the companies’ respective websites, www.wachovia.com and www.agedwards.com. Copies of the proxy statement/prospectus and the SEC filings that will be incorporated by reference in the proxy statement/prospectus can also be obtained, free of charge, by directing a request to Wachovia Corporation, Investor Relations, One Wachovia Center, 301 South College Street, Charlotte, NC 28288-0206, 704-383-0798; or to A.G. Edwards, Inc., Investor Relations, One North Jefferson Avenue, St. Louis, MO 63103, 314-955-3782.

Wachovia and the Company and their respective directors and executive officers, may be deemed to be participants in the solicitation of proxies from the shareholders of the Company in connection with the proposed Merger. Information about the directors and executive officers of Wachovia is set forth in the proxy statement for Wachovia’s 2007 annual meeting of shareholders, as filed with the SEC on a Schedule 14A on March 9, 2007. Information about the directors and executive officers of the Company is set forth in the proxy statement for the Company’s 2007 annual meeting of shareholders, as filed with the SEC on a Schedule 14A on May 15, 2007. Additional information regarding the interests of those participants and other persons who may be deemed participants in the Merger may be obtained by reading the proxy statement/prospectus regarding the proposed Merger when it becomes available. You may obtain free copies of these documents as described in the preceding paragraph.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2008, there were no material changes to the Company’s market risk.

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

Management has designed and implemented disclosure controls and procedures to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. The Company’s management, including the CEO and CFO, does not expect that these disclosure controls and procedures will prevent or detect all errors or fraud. Disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. See Item 9A, as reported in the Annual Report on Form 10-K for the fiscal year ended February 28, 2007, for a more detailed discussion regarding disclosure controls and procedures.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the fiscal quarter ended May 31, 2007 that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the year ended February 28, 2007:

On May 2, 2007, the SEC instituted administrative proceedings against Edwards related to mutual fund market timing and, at the same time, accepted Edwards’ offer to settle the proceedings without admitting or denying the findings in the proceedings. The SEC found that certain Edwards’ financial consultants violated Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under which prohibit fraudulent conduct in connection with the offer, purchase or sale of securities. As a result, Edwards was found to have violated Section 15(b)(4)(E) of the Exchange Act by failing to supervise financial consultants with a view to preventing their willful violation of the federal securities laws. Edwards consented to a censure and the payment of $3.9 million consisting of the disgorgement of $1.9 million, payment of prejudgment interest of $430,000 and a civil money penalty of $1.5 million. In addition, Edwards agreed to retain an independent consultant to conduct a review of whether the changes Edwards has adopted to its policies and procedures are reasonably designed to detect and prevent any future market timing by Edwards’ financial consultants, to determine whether any additional or amended procedures are needed and to recommend such additional policies and procedures, if needed. Edwards made the $3.9 million payment during the three-month period ended May 31, 2007.

The NASD filed in November 2005 an administrative complaint against Edwards concerning the sale of certain mutual funds to IRA accounts in 2001 and 2002 for which certain mutual fund companies made additional cash payments alleged to total $630,958 to Edwards for sales. The complaint sought unspecified sanctions and restitution. After a hearing, an NASD hearing panel dismissed the complaint against Edwards.

Edwards is a defendant in an action filed in the United States District Court for the Southern District of California that purports to be a class action on behalf of all financial consultants who worked for Edwards in California after June 30, 2000. The action, among other relief, seeks overtime pay for financial consultants on the basis that the financial consultants should have been classified as non-exempt employees, premium pay for meal and rest periods which the plaintiffs claim financial consultants were entitled to but did not take, and restitution of certain alleged business-related expenses paid by financial consultants. Edwards and the plaintiffs have reached a settlement concerning the litigation. An order giving preliminary approval to the settlement was entered by the Court in June 2007. The settlement provides for Edwards to pay up to $20 million, plus interest, which, after payment of attorney fees and certain specified expenses, and subject to the terms and conditions of the settlement, will be paid to eligible financial consultants who file timely and valid claims under the settlement in accordance with a formula agreed to by the parties. Any portion of the settlement consideration not approved or awarded by the Court or claimed by eligible financial consultants shall remain the property of Edwards. The Company established reserves reflected in prior financial statements for this matter and believes these reserves should cover any costs associated with the settlement. In addition, Edwards has been named as defendant in separate lawsuits filed in the United States District Court for the Northern District of New York, the United States District Court of New Jersey, the United States District Court for the Southern District of Ohio, the United States District Court for the District of Oregon, the United States District Court for the Western District of Pennsylvania, and the Court of Common Pleas of Allegheny County Pennsylvania. Each of the suits seeks to be a class action on behalf of defined groups of financial consultants or employees being trained to be financial consultants during specified periods that vary in each lawsuit. Each of the suits seeks, among other relief, overtime pay for the purported class members and two of the suits seek reimbursement of certain amounts deducted from commissions allegedly owed the employees or paid by the employees. Several other financial services firms have been sued in similar actions. Other financial firms have announced changes in compensation for and charges to financial consultants as the result of such litigation. Edwards is evaluating whether changes will be made to compensation for and charges to financial consultants.

Item 1A. Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I. - Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company may have a material adverse effect on the condensed consolidated financial condition or the operating results of the Company.

There are risks associated with the Company’s pending merger with Wachovia Corporation.

On May 31, 2007, the Company announced that it had entered into the Merger Agreement under which the Company will be merged with a wholly-owned subsidiary of Wachovia. If this transaction is not completed or its completion is delayed, for example, through the lack of regulatory or shareholder approval, the Company’s results of operations and condensed consolidated financial condition may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the three-month period ended May 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
March
(3/1/07 - 3/31/07)	345,473	64.83	345,473	13,588,901
April
(4/1/07 – 4/30/07)	317,934	72.23	317,934	13,270,967
May
(5/1/07 – 5/31/07)	334,489	76.09	334,489	12,936,478
Total	997,896	70.96	997,896

In November 2006, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period January 1, 2007 through December 31, 2008. In November 2004, the Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock during the period November 19, 2004 through December 31, 2006. Under the Merger Agreement, the Company agreed to stop repurchases under this authorization, effective June 20, 2007. In May 2005, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock solely to effect employee stock transactions in the Company’s Retirement and Profit Sharing Plan during the period May 24, 2005 through May 31, 2008. Under the Merger Agreement, the Company may continue to purchase shares under this authorization. There were 8,543,663 shares and 4,392,815 shares available to repurchase under the November 2006 and May 2005 plans, respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on June 21, 2007, stockholders approved the following nominations and proposal:

	Votes For*	Votes Against*	Votes Withheld*
Nominations for director:
Robert L. Bagby	53,764,725		5,354,069
E. Eugene Carter	53,840,056		5,278,738
Peter B. Madoff	56,144,199		2,974,595
Previously elected directors: (See 2007 Proxy Statement for directors’ term)
Vicki B. Escarra Samuel C. Hutchinson Ronald J. Kessler Mark S. Wrighton
Proposal:
Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm	54,596,014	3,373,586	1,149,194
A total of 59,118,794 shares were present in person or by proxy at the Company’s Annual Meeting of Stockholders.
*Includes broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

2	Agreement and Plan of Merger, dated May 30, 2007, between the Company, Wachovia Corporation and a wholly-owned subsidiary of Wachovia, filed as Exhibit 2 to Registrant’s Form 8-K dated May 30, 2007.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.G. EDWARDS, INC.
(Registrant)

Date:	July 10, 2007	/s/ Robert L. Bagby
Robert L. Bagby
Chairman of the Board and
Chief Executive Officer

Date:	July 10, 2007	/s/ Douglas L. Kelly
Douglas L. Kelly
Treasurer and Chief Financial Officer